Form 10-Q
period 2021-03-31
HESKA CORP
filed 2021-05-06
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
10,424,924 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at May 4, 2021.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element DC5X and Element RC, Element RCX, Element RCX3 and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation and/or it's affiliates. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.
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
-ii-

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
-iii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$238,455	$86,334
Accounts receivable, net of allowance for losses of $760 and $769, respectively	29,891	31,080
Inventories	39,357	40,037
Net investment in leases, current, net of allowance for losses of $209 and $192, respectively	4,933	4,794
Prepaid expenses	4,485	3,875
Other current assets	5,641	5,155
Total current assets	322,762	171,275

Property and equipment, net	34,863	35,542
Operating lease right-of-use assets	5,089	5,457
Goodwill	89,968	88,276
Other intangible assets, net	53,879	55,992
Deferred tax asset, net	16,758	5,694
Net investment in leases, non-current	15,939	15,789
Investments in unconsolidated affiliates	6,518	6,704
Related party convertible note receivable, net	6,709	6,671
Promissory note receivable from investee, net	8,743	—
Other non-current assets	8,345	8,439
Total assets	$569,573	$399,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,958	$15,119
Accrued liabilities	14,920	18,055
Operating lease liabilities, current	2,015	2,087
Deferred revenue, current, and other	5,893	6,854
Total current liabilities	37,786	42,115

Convertible note, non-current, net	83,721	48,459
Deferred revenue, non-current	4,483	4,667
Other long-term borrowings	566	554
Operating lease liabilities, non-current	3,571	3,858
Deferred tax liability	11,432	11,856
Other liabilities	2,741	1,277
Total liabilities	144,300	112,786

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 13,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 13,250,000 shares authorized, 10,417,964 and 9,475,845 shares issued and outstanding, respectively	104	95
Additional paid-in capital	562,008	423,650
Accumulated other comprehensive income	8,786	14,169
Accumulated deficit	(145,625)	(150,861)
Total stockholders' equity	425,273	287,053
Total liabilities and stockholders' equity	$569,573	$399,839

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue, net	$60,503	$30,654
Cost of revenue	35,033	17,206
Gross profit	25,470	13,448

Operating expenses:
Selling and marketing	10,907	7,380
Research and development	1,186	2,128
General and administrative	12,359	8,558
Total operating expenses	24,452	18,066
Operating income (loss)	1,018	(4,618)
Interest and other expense, net	526	2,199
Income (loss) before income taxes and equity in losses of unconsolidated affiliates	492	(6,817)
Income tax expense (benefit):
Current income tax expense	641	25
Deferred income tax benefit	(2,206)	(1,533)
Total income tax benefit	(1,565)	(1,508)

Net income (loss) before equity in losses of unconsolidated affiliates	2,057	(5,309)
Equity in losses of unconsolidated affiliates	(186)	(130)
Net income (loss) after equity in losses of unconsolidated affiliates	1,871	(5,439)
Net loss attributable to redeemable non-controlling interest	—	(151)
Net income (loss) attributable to Heska Corporation	$1,871	$(5,288)

Basic earnings (loss) per share attributable to Heska Corporation	$0.20	$(0.70)
Diluted earnings (loss) per share attributable to Heska Corporation	$0.19	$(0.70)

Weighted average outstanding shares used to compute basic earnings (loss) per share attributable to Heska Corporation	9,478	7,568
Weighted average outstanding shares used to compute diluted earnings (loss) per share attributable to Heska Corporation	9,844	7,568

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss) after equity in losses of unconsolidated affiliates	$1,871	$(5,439)
Other comprehensive loss:
Translation adjustments and losses from intra-entity transactions	(5,383)	(356)
Comprehensive loss	(3,512)	(5,795)

Comprehensive loss attributable to redeemable non-controlling interest	—	(151)
Comprehensive loss attributable to Heska Corporation	$(3,512)	$(5,644)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2020 and 2021	Shares	Amount	Shares	Amount
Balances, December 31, 2019	—	$—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020, as adjusted	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(5,288)	(5,288)
Issuance of common stock, net of shares withheld for employee taxes	—	—	(39)	(1)	(201)	—	—	(202)
Issuance of preferred stock, net of issuance costs	122	1	—	—	121,784	—	—	121,785
Stock-based compensation	—	—	—	—	353	—	—	353
Other comprehensive loss	—	—	—	—	—	(356)	—	(356)
Balances, March 31, 2020	122	$1	7,843	$78	$412,152	$157	$(141,750)	$270,638

Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021, as adjusted	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net income attributable to Heska Corporation	—	—	—	—	—	—	1,871	1,871
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	1	—	178	—	—	178
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	3,837	—	—	3,837
Other comprehensive loss	—	—	—	—	—	(5,383)	—	(5,383)
Balances, March 31, 2021	—	$—	10,418	$104	$562,008	$8,786	$(145,625)	$425,273
Note: The quarter ended March 31, 2020 excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) after equity in losses from unconsolidated affiliates	$1,871	$(5,439)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,571	1,374
Non-cash impact of operating leases	526	408
Deferred income tax benefit	(2,206)	(1,533)
Stock-based compensation	3,837	353
Equity in losses of unconsolidated affiliates	186	130
Accretion of discounts and issuance costs	22	1,524
Other losses	207	42
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	858	(1,092)
Inventories	(1,818)	(3,081)
Other assets	(893)	(429)
Accounts payable	153	837
Other liabilities	(4,977)	2,145
Net cash provided by (used in) operating activities	1,337	(4,761)
Cash flows from investing activities:
Acquisition of CVM	—	(14,420)
Acquisition of Lacuna, net of cash acquired	(3,882)	—
Promissory note receivable issuance	(9,000)	—
Purchases of property and equipment	(262)	(210)
Proceeds from disposition of property and equipment	13	—
Net cash used in investing activities	(13,131)	(14,630)
Cash flows from financing activities:
Payment of stock issuance costs	(217)	(158)
Preferred stock proceeds	—	122,000
Proceeds from issuance of common stock	165,357	336
Repurchase of common stock	(679)	(538)
Repayments of other debt	(106)	(10)
Net cash provided by financing activities	164,355	121,630
Foreign exchange effect on cash and cash equivalents	(440)	(24)
Net increase (decrease) in cash and cash equivalents	152,121	102,215
Cash and cash equivalents, beginning of period	86,334	89,030
Cash and cash equivalents, end of period	$238,455	$191,245

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$1,549	$553
Accrued stock issuance costs	$97	$56
Contingent consideration for acquisition	$1,700	$—
Indemnity holdback for acquisition	$370	$—

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
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2021, and the results of our operations, statements of stockholders' equity, and cash flows for the three months ended March 31, 2021 and 2020.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to redeemable non-controlling interest" on our Condensed Consolidated Statements of Income (Loss). The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other financial information filed with the SEC.
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result lowers demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. During the fourth quarter of 2020 and into the first quarter of 2021, increased restrictions, mainly in the European Union, certain parts of Canada and Australia, in which we operate, re-emerged. The extent to which the continuation, or another wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, as a result of any economic impact that has occurred or may occur in the future.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for credit losses and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives and standalone selling prices of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock; determining the need for, and the amount of a valuation allowance on deferred tax assets; determining the fair value of our embedded derivatives; and determining the value of the non-controlling interest in a business combination. Our actual results may differ from these estimates and there may be changes to those estimates in future periods.
Critical Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, and other than the recently adopted accounting pronouncements described below have not changed materially since such filing.
Adoption of New Accounting Pronouncements

Effective January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740, and also clarifies and amends existing guidance to improve consistent application. We evaluated the impact of the standard on our consolidated financial statements and the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Effective January 1, 2021, we adopted ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investments in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. We evaluated the impact of the standard on our consolidated financial statements and the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.
Effective January 1, 2021, we early adopted ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments. The update reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible debt will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares.

The Company's 3.75% Convertible Senior Notes due 2026 (the "Notes") are a convertible instrument with a cash-conversion feature that is accounted for within the scope of ASC 470-20 and impacted by the adoption of ASU 2020-06. The Company has elected to apply the modified retrospective method wherein the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings (January 1, 2021). Further, the Company will not restate EPS in prior periods. The Company calculated the cumulative-effect adjustment as of January 1, 2021 by comparing (i) the historical amortization schedule for the Notes through December 31, 2020 and (ii) an updated amortization schedule wherein the conversion feature within the Notes would not be separated as an equity component and subsequently recognized as non-cash interest expense under ASC 835-30. As a result of ASU 2020-06, while cash interest expense is not impacted, non-cash interest accretion is limited to the amortization of debt issuance costs under ASC 835-30. Therefore, the Company prepared its transition journal entries by (i) reversing the conversion feature amount recorded in APIC and (ii) reversing the difference in non-cash interest expense via retained earnings. The adoption resulted in a decrease to accumulated deficit of $3.4 million, a decrease to additional paid-in capital of $29.8 million, and an increase to convertible note, non-current, net of $35.2 million. Additionally, due to the adoption, the Company reversed the remaining balance of the net deferred tax liability of $8.8 million, which was initially recorded in connection with the Notes.

Effective January 1, 2021, we adopted ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations. We evaluated the impact of the standard on our consolidated financial statements and the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our segment revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
North America Revenue:
POC Lab Instruments & Other	$1,970	$1,372
POC Sales-type leases	1,018	1,244
POC Lab Consumables	16,951	13,686
POC Imaging	6,688	3,496
PVD	6,864	4,504
OVP	3,781	3,348
Total North America Revenue	$37,272	$27,650
International Revenue:
POC Lab Instruments & Other	$1,766	$235
POC Sales-type leases	640	—
POC Operating Leases	608	—
POC Lab Consumables	12,225	560
POC Imaging	6,658	1,358
PVD	1,334	851
Total International Revenue	$23,231	$3,004
Total Revenue	$60,503	$30,654

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $148.8 million. As of March 31, 2021, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2021 (remaining)	$26,196
2022	32,891
2023	29,476
2024	24,369
2025	18,276
Thereafter	17,580
$148,788

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of March 31, 2021 were $1.2 million and $4.1 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2020 were $1.2 million and $4.1 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2021 and December 31, 2020, contract liabilities were $8.4 million and $8.9 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the three-month period ended March 31, 2021 is approximately $1.7 million of revenue recognized during the period, offset by approximately $1.2 million of additional deferred sales in 2021. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    ACQUISITIONS AND RELATED PARTY ITEMS
Lacuna Acquisition
On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million.
The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in $3.9 million of goodwill, primarily related to expanded opportunities with our offerings. All of the goodwill is allocated to the North America segment and is not tax deductible for income tax purposes.
The acquisition was accounted for as a business combination in accordance with ASC 805. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of February 1, 2021.
The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

February 1, 2021
Purchase price	$4,255
Fair value of contingent consideration	1,700
Total purchase consideration	$5,955

Cash and cash equivalents	3
Accounts receivable	170
Property and equipment, net	530
Other intangible assets, net	1,185
Deferred tax asset	167
Total assets acquired	2,055
Goodwill	3,900
Total fair value of consideration transferred	$5,955

The Company's preliminary estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets acquired, amortization method and estimated useful life as of February 1, 2021, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Developed technology	3 years	Straight-line	$1,000
Customer relationships	6 months	Straight-line	150
Trade name	11 months	Straight-line	35
Total intangible assets acquired			$1,185
Pro forma financial information related to the acquisition of Lacuna has not been provided as it is not material to our consolidated results of operations.
scil Acquisition
On April 1, 2020, the Company completed the acquisition of scil animal care company GmbH (“scil”) from Covetrus, Inc. The Company purchased 100% of the capital stock of scil for an aggregate price of $110.3 million in cash. The acquisition represents a key milestone in the Company's long-term strategic plan, creating a global veterinary diagnostics company with leadership positions in key geographic markets. The purchase price exceeded the identifiable net assets, resulting in goodwill of $46.0 million, primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the experienced workforce acquired. Of the goodwill acquired, $37.3 million is allocated to our International segment and $8.7 million is allocated to our North America segment. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation ("CFC") tested income, which may result in a decrease to the Company's future U.S. federal tax liability.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of April 1, 2020. As of March 31, 2021, the Company has finalized the accounting for the acquisition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the final purchase price allocation of scil (in thousands):

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

Per the tax indemnification included in the purchase agreement of scil, the seller has indemnified the Company for $1.1 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2027. As of March 31, 2021, approximately $0.7 million of the indemnification agreement remains outstanding.

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

Unaudited Pro Forma Financial Information
The following tables present unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2019 (in thousands):

Three Months Ended March 31, 2020
Revenue, net	$49,205
Net (loss) income before equity in losses of unconsolidated affiliates	$(6,125)
Net (loss) income attributable to Heska Corporation	$(6,104)

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
Other Related Party Activities
CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively) conduct related party activities with Practice Clinicas Veterinarias Moviles, S.L. ("CVM Practice"), which is owned by CVM's management. CVM leases two warehouses from CVM Practice. CVM Practice charged CVM $8 thousand and $0 during the three months ended March 31, 2021 and 2020, respectively, all of which is related to lease payments. The right-of-use asset and lease liability amounts related to the warehouse leases were approximately $0.2 million as of both March 31, 2021 and December 31, 2020.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	March 31, 2021	December 31, 2020
Equity method investment	$3,500	$3,686
Non-marketable equity security investment	3,018	3,018
Investment in Unconsolidated Affiliates	$6,518	$6,704
Equity Method Investment
On September 24, 2018, the Company invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of its product development strategy. As of March 31, 2021, the Company's ownership interest in the business was 29.1%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Income (Loss).
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INCOME TAXES

The Company's total income tax expense (benefit) for our income (loss) before income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes and equity in losses of unconsolidated affiliates	$492	$(6,817)
Total income tax benefit	$(1,565)	$(1,508)

There were cash payments for income taxes, net of refunds, of $496 thousand for the three months ended March 31, 2021 and there were cash payments of $7 thousand for income taxes for the three months ended March 31, 2020. The Company’s tax benefit was $1.6 million for the three months ended March 31, 2021 compared to the tax benefit of $1.5 million for the three months ended March 31, 2020. The increase in tax benefit in the three-month period is due to the tax benefit received from the partial release of the valuation allowance and excess tax benefits from employee stock compensation. The Company recognized $0.5 million in excess tax benefits related to employee share-based compensation for the three months ended March 31, 2021, compared to $0.3 million recognized for the three months ended March 31, 2020.

As of March 31, 2021, the Company had a deferred tax asset of approximately $9.4 million from net operating losses and tax credits and a net partial valuation allowance of approximately $4.4 million recorded against these deferred tax assets. In the first quarter, the Company released approximately $1.1 million of the partial valuation allowance against tax credits expiring in years after December 31, 2021. The release was due to future financial income forecasts showing the utilization of these credits.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$5,089	$5,457
Finance	Property and equipment, net	1,745	1,907
Total Leased Assets		$6,834	$7,364

Liabilities
Operating	Operating lease liabilities, current	$2,015	$2,087
	Operating lease liabilities, non-current	3,571	3,858
Finance	Deferred revenue, current, and other	229	295
	Other liabilities	224	261
Total Lease Liabilities		$6,039	$6,501

Lessor Accounting
The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Sales-type lease revenue	$1,658	$1,244
Sales-type lease cost of revenue	1,264	869
Profit recognized at commencement for sales-type leases	$394	$375

Operating lease income	$608	$—

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Heska Corporation	$1,871	$(5,288)

Basic weighted-average common shares outstanding	9,478	7,568
Dilutive effect of stock options and restricted stock awards	366	—
Diluted weighted-average common shares outstanding	9,844	7,568

Basic earnings (loss) per share attributable to Heska Corporation	$0.20	$(0.70)
Diluted earnings (loss) per share attributable to Heska Corporation	$0.19	$(0.70)

The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock	—	1,509
Convertible Senior Notes	996	43
Stock options and restricted stock	—	135
	996	1,687

As more fully described in Note 16, the Company's Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. As discussed in Note 1, the Company adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2021, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net earnings per share because the effect was anti-dilutive. The Company has elected to apply the modified retrospective method of adoption and will not restate EPS for the prior period.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the three months ended March 31, 2021 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2020	$35,414	$52,862	$88,276
Goodwill attributable to acquisitions (subject to change)	3,900	—	3,900
Foreign currency adjustments	—	(2,208)	(2,208)
Carrying amount, March 31, 2021	$39,314	$50,654	$89,968

Other intangibles consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$45,636	$(7,551)	$38,085	$46,989	$(6,436)	$40,553
Developed technology	9,647	(1,971)	7,676	8,669	(1,696)	6,973
Trade names	227	(118)	109	197	(105)	92
Intangible assets not subject to amortization:
Trade names	8,009	—	8,009	8,374	—	8,374
Total intangible assets	$63,519	$(9,640)	$53,879	$64,229	$(8,237)	$55,992

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense	$1,404	$428

The remaining weighted-average amortization period for intangible assets is approximately 8.3 years.

Estimated amortization expense related to intangibles for each of the five years from 2021 (remaining) through 2025 and thereafter is as follows (in thousands):

Year Ending December 31,
2021 (remaining)	$4,683
2022	6,038
2023	5,677
2024	5,245
2025	5,190
Thereafter	19,037
Total amortization related to finite-lived intangible assets	$45,870
Indefinite-lived intangible assets	8,009
Net intangible assets	$53,879

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No triggering events were identified in the first quarter of 2021 to require additional impairment testing.

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$2,493	$2,590
Building	12,310	12,737
Machinery and equipment	41,559	40,411
Office furniture and equipment	2,033	2,047
Computer hardware and software	4,885	4,773
Leasehold and building improvements	10,728	10,728
Construction in progress	49	4
Property and equipment, gross	74,057	73,290
Less accumulated depreciation	(39,194)	(37,748)
Total property and equipment, net	$34,863	$35,542
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of March 31, 2021 and December 31, 2020, was $14.4 million and $13.6 million, respectively, before accumulated depreciation of $5.0 million and $4.7 million, respectively.
Depreciation expense was $1.9 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.
10.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$13,028	$14,454
Work in process	4,204	4,262
Finished goods	22,125	21,321
Total inventories	$39,357	$40,037

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and employee benefits	$5,961	$7,949
Accrued property taxes	547	659
Accrued purchase orders	1,126	1,549
Accrued taxes	3,882	3,731
Other	3,404	4,167
Total accrued liabilities	$14,920	$18,055
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
During the three months ended March 31, 2021, the Company granted the following stock options and restricted stock awards:

	Three Months Ended March 31, 2021
	Options/Awards Granted	Weighted-Average Grant Date Fair Value (per option/award)
Stock options	—	$—
Restricted stock awards	235	$154.48
The restricted stock awards granted during the three months ended March 31, 2021 contain only time-based vesting terms. The fair value was measured based on the number of shares granted and the closing market price of our common stock on the date of grant and will be expensed over the corresponding requisite service period.

2021 Equity Offering

On March 5, 2021, the Company completed a public offering of 940,860 shares of common stock, $0.01 par value per share, at a public offering price of $186.00 per share. The Company received net proceeds of approximately $164.2 million after deducting underwriting discounts and commissions and issuance costs. The Company granted the underwriters an option to purchase up to an additional 141,129 shares of common stock from the Company at the offering price of $186.00 per share (less the underwriting discounts and commissions), within 30 days of the Prospectus Supplement dated March 2, 2021. The Company evaluated the accounting treatment of the option under ASC 815-40, Derivatives and Hedging - Contracts on an Entity's Own Equity, and determined that it meets the criteria for equity treatment thereunder. The underwriters’ option was not exercised and expired on April 1, 2021. The Company anticipates using the net proceeds of the offering for general corporate purposes, including working capital, further development and potential commercialization of current and future product initiatives, collaborations, and capital expenditures. The Company may also use a portion of the net proceeds of this offering to fund possible investments in or acquisitions of complementary businesses, products or technologies, or to repay indebtedness.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain (Loss) on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income
Balances at December 31, 2020	$(386)	$5,872	$8,683	$14,169
Current period other comprehensive loss	—	(2,271)	(3,112)	(5,383)
Balances at March 31, 2021	$(386)	$3,601	$5,571	$8,786
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.
14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to repair or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.5 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On February 18, 2020, a former managing director of scil filed a claim disputing the effective date of the termination of his management service agreement and the validity of the Company´s waiver of his two-year post-contractual non-compete obligation. The Company intends to defend itself against the claim. Whether or not this will be successful depends on complex facts and circumstances. The Company is, based on the advice of its legal counsel, confident that it will be successful in evidencing the effective date of the termination of the management service agreement and as such, no accrual has been recorded for this ongoing litigation. Additionally, the Company is indemnified by the scil acquisition agreement for this claim.

As of March 31, 2021, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements or variable interest entities.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $50.1 million as of March 31, 2021.
15.    INTEREST AND OTHER EXPENSE (INCOME), NET
Interest and other expense (income), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$(389)	$(233)
Interest expense	920	2,346
Other (income) expense, net	(5)	86
Total interest and other expense, net	$526	$2,199
Cash paid for interest for the three months ended March 31, 2021 and 2020 was $1.6 million and $1.6 million, respectively.
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

Refer to Note 16, Convertible Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's 2020 Form 10-K for further information on the Notes.

No portion of the Notes was converted during the three months ended March 31, 2021 and the liability component was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of March 31, 2021.
As discussed in Note 1, the Company early adopted ASU 2020-06, effective January 1, 2021, which simplifies the accounting for certain convertible instruments. Under the new standard, qualifying convertible debt is accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. As a result of ASU 2020-06, the Company's cash interest expense is not impacted, however, the Company's non-cash interest accretion is limited to the amortization of debt issuance costs under ASC 835-30. The new effective interest rate of the Notes post-adoption is 4.35%. The Company also reversed the conversion feature amount recorded in APIC and reversed the difference in non-cash interest expense via retained earnings.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the net carrying amount of the Notes (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(2,529)	(37,791)
Net carrying amount	$83,721	$48,459
Interest expense related to the Notes is comprised of the amortization of the debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense related to contractual coupon interest	$809	$809
Interest expense related to amortization of the debt discount	102	1,524
	$911	$2,333

As of March 31, 2021, the remaining period over which the unamortized discount will be amortized is 66.0 months.

The estimated fair value of the Notes was $180.4 million and $156.9 million as of March 31, 2021 and December 31, 2020, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $168.46 on March 31, 2021, the if-converted value exceeded the aggregate principal amount of the Notes by $81.5 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    NOTE RECEIVABLES
Convertible Promissory Note
On December 9, 2020, the Company's equity method investee (the “Investee”), issued a Convertible Promissory Note to the Company (the “Convertible Promissory Note”) with a principal amount of $6.65 million and a stated interest rate of 3.0% per annum that is payable monthly. The Convertible Promissory Note has a maturity date of December 9, 2023, or otherwise upon qualified redemption event or in the event of a default. Refer to Note 4 for additional information on our equity method investment.

The conversion of the Convertible Promissory Note is contingent upon certain events. Due to the convertible debt features included in the Convertible Promissory Note, it is not an equity security and is therefore not considered an additional investment in our equity method investee. The Company accounted for the transaction as a note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The note receivable will be measured at amortized cost and evaluated for credit losses each reporting period. The Company determined that the redemption features described above met the definition of an embedded derivative that requires bifurcation from the note receivable host. The Company measured the redemption features at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Convertible Promissory Note using the effective interest method. The effective interest rate of the Convertible Promissory Note is 8.69%, and the amortization of the discount will be included as interest income within Interest and other expense (income), net on the Consolidated Statements of Income.
The carrying value of the note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets, is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$6,650	$6,650
Unamortized discount	(903)	(977)
Net carrying amount	$5,747	$5,673

The fair value of the embedded derivative was $1.0 million as of March 31, 2021 and December 31, 2020, and is included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other expense (income) on the Consolidated Statements of Income. In addition, the Company recorded an allowance for expected credit losses on the promissory note of $33 thousand as of March 31, 2021.

Promissory Note

On February 1, 2021, one of the Company's equity investees (the "Investee"), which the Company accounts for as a nonmarketable equity security, issued a Promissory Note to the Company (the “Promissory Note”) with a principal amount of $9.0 million and a stated interest rate of 10.0% per annum that is payable monthly. The Promissory Note has a maturity date of December 1, 2024 and provides for interest only payments through December 1, 2023. Beginning on January 1, 2024, the Promissory Note requires repayment of the principal and interest over twelve consecutive monthly payments. As additional consideration, the Company

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was also issued a warrant to acquire securities of the Investee that expires December 31, 2034. Refer to Note 4 for additional information on our equity investments.

The Company evaluated the accounting treatment of the warrant to acquire securities and determined is a freestanding instrument that meets the definition of an embedded derivative under ASC 815 and requires bifurcation from the note receivable host. The Company measured the warrant at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Promissory Note using the effective interest method. The effective interest rate of the Promissory Note is 10.99%, and the amortization of the discount will be included as interest income within Interest and other expense (income), net on the Consolidated Statements of Income.
The carrying value of the note receivable, included in Other non-current assets on the Consolidated Balance Sheets, is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$9,000	$—
Unamortized discount	(298)	—
Net carrying amount	$8,702	$—

The fair value of the embedded derivative was $0.3 million at issuance and as of March 31, 2021, and is included in Other non-current assets on our Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other expense (income) on the Consolidated Statements of Income. In addition, the Company recorded an allowance for expected credit losses on the note receivable of $0.3 million as of March 31, 2021.
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
The North America segment is comprised of the Company's operations in the United States, Canada and Mexico and the International segment is comprised of geographies outside of North America, which are the Company's operations primarily in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. Certain expenses incurred at the Company’s headquarters located in the North America segment are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. However, there are certain corporate expenses included in the North America segment that the Company does not allocate. Such expenses include research and development, certain selling, marketing, general, and administrative costs that support the global organization. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation. The Company's sales are determined by the country of origin where the sale occurred. For a description of Heska's previous operating segments, refer to Note 17 to the consolidated financial statements included in Part II. Item 8 of Heska's Annual Report on Form 10-K for the year ended December 31, 2019.
Our CODM continues to evaluate segment performance and allocate resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of March 31, 2021 due to the acquisition of scil.
Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended March 31, 2021	North America	International	Total
Total revenue	$37,272	$23,231	$60,503
Cost of revenue	19,763	15,270	35,033
Gross profit	17,509	7,961	25,470
Gross margin	47%	34%	42%
Operating income (loss)	1,033	(15)	1,018

Three Months Ended March 31, 2020	North America	International	Total
Total revenue	$27,650	$3,004	$30,654
Cost of revenue	15,146	2,060	17,206
Gross profit	12,504	944	13,448
Gross margin	45%	31%	44%
Operating loss	(4,093)	(525)	(4,618)

Asset information by reportable segment as of March 31, 2021 is as follows (in thousands):

As of March 31, 2021	North America	International	Total
Total assets	$413,913	$155,660	$569,573

Asset information by reportable segment as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	North America	International	Total
Total assets	$238,550	$161,289	$399,839

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 5, 2021 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
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
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 70% and 30%, respectively, of revenue for the three months ended March 31, 2021 and 67% and 33%, respectively, for the three months ended March 31, 2020.
Segment Change
During the second quarter of 2020, following the scil acquisition, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources based on geographic regions. As a result, the Company determined it has two operating and reportable segments: North America and International. North America consists of the United States, Canada and Mexico. International consists of geographies outside of North America, primarily our operations in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. The Company's core strategic focus on point of care laboratory and imaging products is included in both segments. The North America segment also includes the contract manufacturing of vaccines and pharmaceutical products. The Company revised prior comparative periods to conform to the current period segment presentation. Refer to Note 18 - Segment Reporting to the consolidated financial statements included in Part II. Item 8 of our 2020 Annual Report on Form 10-K for further information.
Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. During the fourth quarter of 2020 and into the first quarter of 2021, increased restrictions, mainly in the European Union, certain parts of Canada and Australia, in which we operate, re-emerged. The extent to which the continuation, or another wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that has occurred or may occur in the future.

As a result of social distancing measures, on-site installations of POC Lab and Imaging equipment continue to experience intermittent delays. While not significant to the overall results of the of the year, on-site installations of equipment have been impacted since March 2020. However, our financial position remains strong. On March 5, 2021, we completed a public offering of shares of common stock. As a result, we have sufficient liquidity to sustain our operations and do not anticipate a need to access additional capital outside of the various programs available to our overseas subsidiaries.

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

The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (Loss) (in thousands, except per share):

	Three Months Ended March 31,
	2021	2020
Revenue, net	$60,503	$30,654
Gross profit	25,470	13,448
Operating expenses	24,452	18,066
Operating income (loss)	1,018	(4,618)
Interest and other expense, net	526	2,199
Income (loss) before income taxes and equity in losses of unconsolidated affiliates	492	(6,817)
Income tax benefit	(1,565)	(1,508)
Net income (loss) before equity in losses of unconsolidated affiliates	2,057	(5,309)
Equity in losses of unconsolidated affiliates	(186)	(130)
Net income (loss) after equity in losses of unconsolidated affiliates	1,871	(5,439)
Net loss attributable to redeemable non-controlling interest	—	(151)
Net income (loss) attributable to Heska Corporation	$1,871	$(5,288)

Diluted earnings (loss) per share attributable to Heska Corporation	$0.19	$(0.70)
Non-GAAP net income (loss) per diluted share1 2	$0.59	$(0.14)

Adjusted EBITDA[1]	$8,400	$918
Net income (loss) margin[1]	3.4%	(17.3)%
Adjusted EBITDA margin[1]	13.9%	3.0%
1 See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income and Non-GAAP net income (loss) per diluted share to diluted earnings (loss) per share attributable to Heska Corporation, the closest comparable GAAP measures, for each of the periods presented. Net income (loss) margin and adjusted EBITDA margin are calculated as the ratio of net income (loss) and adjusted EBITDA, respectively, to revenue.

2 Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 9,844 for the three months ended March 31, 2021 compared to 7,568 for the three months ended March 31, 2020.
Revenue
Total revenue increased 97.4% to $60.5 million for the three months ended March 31, 2021, compared to $30.7 million for the three months ended March 31, 2020. The significant increase in revenue is driven mainly by the acquisition of scil, which represented $22.3 million in the three months ended March 31, 2021 that was not included in the prior year period.

Gross Profit
Gross profit increased 89.4% to $25.5 million in the three months ended March 31, 2021, compared to $13.4 million in the three months ended March 31, 2020. Gross margin decreased to 42.1% in the three months ended March 31, 2021, compared to 43.9% in the three months ended March 31, 2020. The increase in gross profit was due mainly to the scil acquisition. The decrease in gross margin percentage was due to lower margin in the scil business.
Operating Expenses
Selling and marketing expenses increased 47.8% to $10.9 million in the three months ended March 31, 2021, compared to $7.4 million in the three months ended March 31, 2020. The increase is a direct result of international expansion related to recent acquisitions and is in line with management expectations.
Research and development expenses decreased 44.3% to $1.2 million in the three months ended March 31, 2021, compared to $2.1 million in the three months ended March 31, 2020. The decrease is related to timing of spending on product development for the urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings in the current year. As we invest in future growth of the Company, management anticipates continued research and development costs throughout 2021, which is consistent with strategic initiatives.
General and administrative expenses increased 44.4% to $12.4 million in the three months ended March 31, 2021, compared to $8.6 million in the three months ended March 31, 2020. The increase is driven by $4.4 million related to additional expenses related to the impact of international acquisitions compared to the prior year, increased stock-based compensation expenses of $2.1 million, and increased other general and administrative costs. These increases are partially offset by $3.7 million in lower one-time costs that we incurred in the first quarter of 2020 related to the acquisition or scil that did not repeat in the first quarter of 2021.
Interest and Other Expense (Income), net
Interest and other expense, net, was $0.5 million in the three months ended March 31, 2021, compared to $2.2 million in the three months ended March 31, 2020. The decrease in interest and other expense was primarily driven by a change in accounting treatment related to non-cash interest expense as a result of the Notes. Refer to Note 16, Convertible Notes, in the Notes to Consolidated Financial Statements further information on the change in accounting treatment and its impact on interest expense.
Income Tax Benefit
For the three months ended March 31, 2021, we had a total income tax benefit of $1.6 million, including $2.2 million of domestic deferred income tax benefit and $0.6 million current income tax expense. In the three months ended March 31, 2020, we had a total income tax benefit of $1.5 million, including $1.5 million of domestic deferred income tax benefit and $25 thousand of current income tax expense. The increase in tax benefit is due to pretax income reported in the first quarter of 2021 compared to pretax loss reported in the first quarter of 2020 and the tax benefit received from the release of the valuation allowance based on a realizability assessment of deferred tax assets relating to expiring tax credit carry-forwards. The Company recognized $0.5 million in excess tax benefits related to employee share-based compensation in the three months ended March 31, 2021, compared to $0.3 million recognized in the three months ended March 31, 2020.

Net Income (Loss) Attributable to Heska Corporation
Net income attributable to Heska was $1.9 million in the three months ended March 31, 2021, compared to net loss attributable to Heska of $5.3 million in the three months ended March 31, 2020. The difference between this line item and "Net income (loss) after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary (Optomed), which we purchased in February 2019. In October 2020, the Company acquired the remaining 30% minority interest in Optomed. Net income is higher in the first quarter of 2021 due to increased revenue and profit, as discussed above, and the change in non-cash interest charges relating to the Notes.
Adjusted EBITDA
Adjusted EBITDA in the three months ended March 31, 2021 was $8.4 million (13.9% adjusted EBITDA margin), compared to $0.9 million (3.0% adjusted EBITDA margin) in the three months ended March 31, 2020. The increase is driven by increased revenue and gross profit, partially offset by increased operating expenses, as discussed above. Increased stock based compensation expenses and depreciation and amortization associated with the acquisition of scil are excluded from adjusted EBITDA. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net income, the closest comparable GAAP measure, for each of the periods presented.
Earnings Per Share
Earnings per share attributable to Heska was $0.19 per diluted share in the three months ended March 31, 2021 compared to loss of $0.70 per diluted share in the three months ended March 31, 2020. The increase is primarily due to increases in revenue and profit and lower interest and amortization charges relating to the Notes, partially offset by increased operating expenses, as discussed above.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.59 per diluted share in the three months ended March 31, 2021 compared to loss of $0.14 per diluted share in the three months ended March 31, 2020. The increase is primarily due to increased revenue and profit, partially offset by increased operating expenses. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net income (loss) attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.
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

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss)[1]	$2,057	$(5,309)
Income tax benefit	(1,565)	(1,508)
Interest expense, net	531	2,113
Depreciation and amortization	3,571	1,374
EBITDA	$4,594	$(3,330)
Acquisition-related and other one-time costs[2]	155	3,874
Stock-based compensation	3,837	353
Equity in losses of unconsolidated affiliates	(186)	(130)
Net loss attributable to non-controlling interest	—	151
Adjusted EBITDA	$8,400	$918
Net income (loss) margin[3]	3.4%	(17.3)%
Adjusted EBITDA margin[3]	13.9%	3.0%
1 Net income (loss) used for reconciliation represents the "Net income (loss) before equity in losses of unconsolidated affiliates."

2 To exclude the effect of one-time charges of $0.2 million for the three months ending March 31, 2021, and $3.9 million for the three months ending March 31, 2020 incurred as part of acquisition and other related costs.

3 Net income (loss) margin and adjusted EBITDA margin are calculated as the ratio of net income (loss) and adjusted EBITDA, respectively, to revenue.

	Three Months Ended March 31,
	2021	2020
GAAP net income (loss) attributable to Heska per diluted share	$0.19	$(0.70)
Acquisition-related and other one-time costs[1]	0.02	0.51
Amortization of acquired intangibles[2]	0.14	0.02
Purchase accounting adjustments related to inventory and fixed asset step-up3	0.02	—
Amortization of debt discount and issuance costs	—	0.20
Stock-based compensation	0.39	0.05
Loss on equity investee transactions	0.02	0.02
Estimated income tax effect of above non-GAAP adjustments[4]	(0.19)	(0.24)
Non-GAAP net income (loss) per diluted share	$0.59	$(0.14)

Shares used in diluted per share calculations	9,844	7,568
1 To exclude the effect of one-time charges of $0.2 million for the three months ending March 31, 2021, and $3.9 million for the three months ending March 31, 2020 incurred as part of acquisition and other related costs.

2 To exclude the effect of amortization of acquired intangibles of $1.4 million in the three months ended March 31, 2021, compared to $0.1 million in the three months ended March 31, 2020. These costs were incurred as part of the purchase accounting adjustments for the acquisitions of scil, Optomed and CVM.

3 To exclude the effect of purchase accounting adjustments for inventory and fixed asset step up amortization of $0.2 million for the three months ended March 31, 2021, which we did not have in the three months ended March 31, 2020.

4 Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding items which are not deductible for tax of $60 thousand cost for the three months ended March 31, 2021), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax benefits related to stock-based compensation of $0.5 million for the three months ended March 31, 2021 and to $0.3 million for the three months ended March 31, 2020. Adjusted effective tax rates are approximately 25% for both periods presented.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.

Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.
The North America segment represented approximately 61.6% of our revenue for the three months ended March 31, 2021 and the International segment represented approximately 38.4% of our revenue for the three months ended March 31, 2021.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (Loss) (in thousands).

North America Segment

	Three Months Ended March 31,		Change
	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$19,939	$16,302	$3,637	22.3%
Instruments & Other	2,988	2,616	372	14.2%
Consumables	16,951	13,686	3,265	23.9%
Point of Care imaging	6,688	3,496	3,192	91.3%
PVD	6,864	4,504	2,360	52.4%
OVP	3,781	3,348	433	12.9%
Total North America revenue	$37,272	$27,650	$9,622	34.8%
North America Gross Profit	$17,509	$12,504	$5,005	40.0%
North America Gross Margin	47.0%	45.2%
North America Operating Income (Loss)	$1,033	$(4,093)	$5,126	(125.2)%
North America Operating Margin	2.8%	(14.8)%
North America segment revenue increased 34.8% to $37.3 million for the three months ended March 31, 2021, compared to $27.7 million for the three months ended March 31, 2020. The $9.6 million increase was driven by a 23.9% increase in POC Lab Consumables driven by utliziation and price increases, an increase of $3.2 million in Point of Care Imaging, which benefited from $3.0 million in sales from Canada not included in the comparative period as a result of the scil acquisition, and a $2.4 million increase in PVD related to an increase of $1.9 million for the contract manufactured heartworm preventive, Tri-Heart®, and increased allergy sales of $0.6 million.
Gross profit for the North America segment was $17.5 million compared to $12.5 million for the three months ended March 31, 2021 and 2020, respectively. The increase in gross profit is primarily driven by increased revenue mix in the current year period. Gross margin was 47.0% for the three months ended March 31, 2021, compared to 45.2% in the three months ended March 31, 2020. The increase is due to increased revenue and margins for consumables, which tend to be our highest margin products, and OVP, which experienced greater productivity in the period.

North America operating income increased $5.1 million for the three months ended March 31, 2021 compared to the prior period. The increase is driven by increased revenue and profit as discussed above. Increases in operating expenses related to stock-based compensation of $3.2 million and expenses related to Canada of $1.0 million were offset by timing of research and development costs of $1.0 million and reduced one-time transaction related costs for the acquisition of scil in the prior year of $3.8 million.

International Segment

	Three Months Ended March 31,		Change
	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$15,239	$795	$14,444	1,816.9%
Instruments & Other	3,014	235	2,779	1,182.6%
Consumables	12,225	560	11,665	2,083.0%
Point of Care imaging	6,658	1,358	5,300	390.3%
PVD	1,334	851	483	56.8%
Total International revenue	$23,231	$3,004	$20,227	673.3%
International Gross Profit	$7,961	$944	$7,017	743.3%
International Gross Margin	34.3%	31.4%
International Operating Loss	$(15)	$(525)	$510	97.1%
International Operating Margin	(0.1)%	(17.5)%

International segment revenue was $23.2 million compared to $3.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase is due to the acquisition of scil, which contributed approximately $18.0 million of revenue in the three months ended March 31, 2021 that was not included in the comparable period.
Gross profit for the International segment was $8.0 million compared to $0.9 million for the three months ended March 31, 2021 and 2020, respectively. Gross margin for the International segment was 34.3% for the three months ended March 31, 2021 compared to 31.4% for the three months ended March 31, 2020. The increase in gross profit and gross margin is driven by increased revenue from acquisitions.
International operating loss decreased $0.5 million for the three months ended March 31, 2021 compared to the prior year period. The decrease in operating loss for the three months ended March 31, 2021 is driven by increased International revenue and gross profit from the scil acquisition.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $238.5 million, which includes net proceeds from the issuance of common stock of approximately $165 million on March 5, 2021.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Dollar Change	% Change
Net cash provided by (used in) operating activities	$1,337	$(4,761)	$6,098	(128.1)%
Net cash used in investing activities	(13,131)	(14,630)	1,499	(10.2)%
Net cash provided by financing activities	164,355	121,630	42,725	35.1%
Foreign exchange effect on cash and cash equivalents	(440)	(24)	(416)	1,733.3%
Increase (decrease) in cash and cash equivalents	152,121	102,215	49,906	48.8%
Cash and cash equivalents, beginning of the period	86,334	89,030	(2,696)	(3.0)%
Cash and cash equivalents, end of the period	$238,455	$191,245	$47,210	24.7%
For the three months ended March 31, 2021 and March 31, 2020, cash flow provided by (used in) operations was $1.3 million and $4.8 million, respectively, which was primarily the result of (used for) (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Dollar Change	% Change
Net income (loss)	$1,871	$(5,439)	$7,310	(134.4)%
Non cash expenses and other adjustments	6,143	2,298	3,845	167.3%
Change in accounts receivable	858	(1,092)	1,950	(178.6)%
Change in inventories, net	(1,818)	(3,081)	1,263	(41.0)%
Change in other assets	(893)	(429)	(464)	108.2%
Change in accounts payable	153	837	(684)	(81.7)%
Change in other liabilities	(4,977)	2,145	(7,122)	(332.0)%
Net cash provided by (used in) operating activities	$1,337	$(4,761)	$6,098	(128.1)%
For the three months ended March 31, 2021 and March 31, 2020, cash flow used in investing activities was $13.1 million and $14.6 million, respectively, which was primarily used for (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Dollar Change	% Change
Acquisition of CVM	$—	$(14,420)	$14,420	(100.0)%
Acquisition of Lacuna, net of cash acquired	(3,882)	—	(3,882)	—%
Promissory note receivable issuance	(9,000)	—	(9,000)	—%
Purchases of property and equipment	(262)	(210)	(52)	24.8%
Proceeds from disposition of property	13	—	13	—%
Net cash provided by (used in) investing activities	$(13,131)	$(14,630)	$1,499	(10.2)%

For the three months ended March 31, 2021 and March 31, 2020, cash flow from financing activities was $164.4 million and $121.6 million, respectively, which was the result of (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Dollar Change	% Change
Payment of stock issuance costs	$(217)	$(158)	$(59)	37.3%
Preferred stock proceeds	—	122,000	(122,000)	(100.0)%
Proceeds from issuance of common stock	165,357	336	165,021	49,113.4%
Repurchase of common stock	(679)	(538)	(141)	26.2%
Repayments of other debt	(106)	(10)	(96)	960.0%
Net cash provided by (used in) financing activities	$164,355	$121,630	$42,725	35.1%
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we actively seek opportunities that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. We may be required to seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $440 thousand negative impact for the three months ended March 31, 2021, compared to a $24 thousand negative impact for the three months ended March 31, 2020, an decrease of $416 thousand. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit, which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of March 31, 2021, the Company had purchase obligations for inventory of $50.1 million.

Critical Accounting Policies and Estimates
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the recently adopted accounting pronouncements described in Note 1. Operations and Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, have not changed significantly since such filing.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about other market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are involved in various legal proceedings that arise from time to time in the ordinary course of our business. We believe that the outcome of any of the proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows.
Item 1A.Risk Factors
For a discussion of our risk factors, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report").

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 2021	2,368	$158.44	—	$—
February 2021	—	$—	—	$—
March 2021	1,313	$171.68	—	$—
	3,681	$163.17	—	$—

(1) Shares of Public Common Stock we purchased between January 1, 2021 and March 31, 2021 were solely for the cancellation of shares of stock withheld for related tax obligations.

Item 6.    Exhibits

Exhibit Number	Notes	Description of Document
2.1#++	(1)
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

2.2#	(2)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3.10	(7)	Amended and Restated Bylaws of the Registrant, as amended.
10.1#++		Fourth Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of February 18, 2021.
10.2	(10)	Amended and Restated Management Incentive Plan Master Document.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
104.0		Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(10)	Filed with the Registrant's Form 10-K for the year ended December 31, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2021.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)