Form 10-Q
period 2021-06-30
HESKA CORP
filed 2021-08-04
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
10,645,363 shares of the Registrant's Public Common Stock, $0.01 par value, were outstanding at August 2, 2021.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element DC5X and Element RC, Element RCX, Element RCX3 and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation and/or its affiliates. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.
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
-ii-

Statement Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and include, among others, risks and uncertainties related to:

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
-iii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$245,153	$86,334
Accounts receivable, net of allowance for losses of $798 and $769, respectively	27,887	31,080
Inventories	41,204	40,037
Net investment in leases, current, net of allowance for losses of $136 and $192, respectively	5,394	4,794
Prepaid expenses	5,517	3,875
Other current assets	5,688	5,155
Total current assets	330,843	171,275

Property and equipment, net	34,296	35,542
Operating lease right-of-use assets	4,944	5,457
Goodwill	90,771	88,276
Other intangible assets, net	52,898	55,992
Deferred tax asset, net	17,845	5,694
Net investment in leases, non-current	17,384	15,789
Investments in unconsolidated affiliates	6,175	6,704
Related party convertible note receivable, net	6,776	6,671
Promissory note receivable from investee, net	8,846	—
Other non-current assets	8,588	8,439
Total assets	$579,366	$399,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,581	$15,119
Accrued liabilities	17,368	18,055
Operating lease liabilities, current	2,035	2,087
Deferred revenue, current, and other	7,497	6,854
Total current liabilities	41,481	42,115

Convertible note, non-current, net	83,824	48,459
Deferred revenue, non-current	4,074	4,667
Other long-term borrowings	119	554
Operating lease liabilities, non-current	3,404	3,858
Deferred tax liability	11,583	11,856
Other liabilities	1,115	1,277
Total liabilities	145,600	112,786

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 13,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 13,250,000 shares authorized, 10,645,730 and 9,475,845 shares issued and outstanding, respectively	106	95
Additional paid-in capital	569,214	423,650
Accumulated other comprehensive income	10,638	14,169
Accumulated deficit	(146,192)	(150,861)
Total stockholders' equity	433,766	287,053
Total liabilities and stockholders' equity	$579,366	$399,839

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	$64,928	$45,712	$125,431	$76,366
Cost of revenue	37,656	27,847	72,689	45,053
Gross profit	27,272	17,865	52,742	31,313

Operating expenses:
Selling and marketing	12,449	9,583	23,356	16,963
Research and development	1,948	1,696	3,134	3,824
General and administrative	13,569	11,040	25,930	19,599
Total operating expenses	27,966	22,319	52,420	40,386
Operating (loss) income	(694)	(4,454)	322	(9,073)
Interest and other expense, net	581	2,145	1,106	4,343
Loss before income taxes and equity in losses of unconsolidated affiliates	(1,275)	(6,599)	(784)	(13,416)
Income tax expense (benefit):
Current income tax expense	36	31	677	56
Deferred income tax benefit	(1,087)	(243)	(3,294)	(1,776)
Total income tax benefit	(1,051)	(212)	(2,617)	(1,720)

Net (loss) income before equity in losses of unconsolidated affiliates	(224)	(6,387)	1,833	(11,696)
Equity in losses of unconsolidated affiliates	(343)	(87)	(529)	(217)
Net (loss) income after equity in losses of unconsolidated affiliates	(567)	(6,474)	1,304	(11,913)
Net loss attributable to redeemable non-controlling interest	—	(117)	—	(268)
Net (loss) income attributable to Heska Corporation	$(567)	$(6,357)	$1,304	$(11,645)

Basic (loss) earnings per share attributable to Heska Corporation	$(0.06)	$(0.72)	$0.13	$(1.43)
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.06)	$(0.72)	$0.13	$(1.43)

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	10,167	8,776	9,825	8,165
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	10,167	8,776	10,189	8,165

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income after equity in losses of unconsolidated affiliates	$(567)	$(6,474)	$1,304	$(11,913)
Other comprehensive income (loss):
Translation adjustments and gains (losses) from intra-entity transactions	1,852	2,216	(3,531)	1,860
Comprehensive income (loss)	1,285	(4,258)	(2,227)	(10,053)

Comprehensive loss attributable to redeemable non-controlling interest	—	(117)	—	(268)
Comprehensive income (loss) attributable to Heska Corporation	$1,285	$(4,141)	$(2,227)	$(9,785)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2020 and 2021	Shares	Amount	Shares	Amount
Balances, March 31, 2020	122	$1	7,843	$78	$412,152	$157	$(141,750)	$270,638
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(6,357)	(6,357)
Issuance of common stock, net of shares withheld for employee taxes	—	—	63	1	1,105	—	—	1,106
Conversion of preferred stock to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	2,444	—	—	2,444
Other comprehensive income	—	—	—	—	—	2,216	—	2,216
Balances, June 30, 2020	—	$—	9,415	$94	$415,687	$2,373	$(148,107)	$270,047

Balances, March 31, 2021	—	$—	10,418	$104	$562,008	$8,786	$(145,625)	$425,273
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(567)	(567)
Issuance of common stock, net of shares withheld for employee taxes	—	—	228	2	1,586	—	—	1,588
Stock-based compensation	—	—	—	—	5,620	—	—	5,620
Other comprehensive income	—	—	—	—	—	1,852	—	1,852
Balances, June 30, 2021	—	$—	10,646	$106	$569,214	$10,638	$(146,192)	$433,766
Note: The quarter ended June 30, 2020 excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2020 and 2021	Shares	Amount	Shares	Amount
Balances, December 31, 2019	—	$—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(11,645)	(11,645)
Issuance of common stock, net of shares withheld for employee taxes	—	—	24	—	904	—	—	904
Issuance of preferred stock, net of issuance costs	122	1	—	—	121,784	—	—	121,785
Conversion of preferred stock to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	2,797	—	—	2,797
Other comprehensive income	—	—	—	—	—	1,860	—	1,860
Balances, June 30, 2020	—	$—	9,415	$94	$415,687	$2,373	$(148,107)	$270,047

Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net income attributable to Heska Corporation	—	—	—	—	—	—	1,304	1,304
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	229	2	1,764	—	—	1,766
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	9,457	—	—	9,457
Other comprehensive loss	—	—	—	—	—	(3,531)	—	(3,531)
Balances, June 30, 2021	—	$—	10,646	$106	$569,214	$10,638	$(146,192)	$433,766
Note: The six months ended June 30, 2020 excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) after equity in losses from unconsolidated affiliates	$1,304	$(11,913)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	6,680	4,704
Non-cash impact of operating leases	1,050	840
Deferred income tax benefit	(3,294)	(1,776)
Stock-based compensation	9,457	2,797
Equity in losses of unconsolidated affiliates	529	217
Accretion of discounts and issuance costs	35	3,049
Other losses	768	65
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	3,046	(1,268)
Inventories	(4,080)	(4,094)
Other assets	(4,404)	(56)
Accounts payable	(334)	(2,732)
Other liabilities	(3,603)	(2,928)
Net cash provided by (used in) operating activities	7,154	(13,095)
Cash flows from investing activities:
Acquisition of CVM	—	(14,420)
Acquisition of Lacuna, net of cash acquired	(3,882)	—
Promissory note receivable issuance	(9,000)	—
Purchases of property and equipment	(546)	(316)
Proceeds from disposition of property and equipment	41	—
Acquisition of scil, net of cash acquired	—	(105,190)
Net cash used in investing activities	(13,387)	(119,926)
Cash flows from financing activities:
Payment of stock issuance costs	(314)	(214)
Preferred stock proceeds	—	122,000
Proceeds from issuance of common stock	167,198	1,514
Repurchase of common stock	(932)	(610)
Repayments of other debt	(653)	(109)
Borrowings on other debts	—	410
Net cash provided by financing activities	165,299	122,991
Foreign exchange effect on cash and cash equivalents	(247)	189
Net increase (decrease) in cash and cash equivalents	158,819	(9,841)
Cash and cash equivalents, beginning of period	86,334	89,030
Cash and cash equivalents, end of period	$245,153	$79,189

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$2,562	$1,560
Non-cash conversion of preferred stock to common stock	$—	$122,000
Consideration payable for scil acquisition	$—	$537
Contingent consideration for acquisition	$1,700	$—
Indemnity holdback for acquisition	$370	$—

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
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of our operations and statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net income is reported as "Net loss attributable to redeemable non-controlling interest" on our Condensed Consolidated Statements of (Loss) Income. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and other financial information filed with the SEC.
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result lowers demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. During the fourth quarter of 2020 and into the first quarter of 2021, increased restrictions in countries in which we operate, mainly in the European Union, and certain parts of Canada and Australia, re-emerged. These restrictions lessened during the second quarter of 2021, however, with the rise in variants, the extent to which the continuation, or another wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.
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

2.     REVENUE

We separate our goods and services among two reportable segments, North America and International. The two segments consist of revenue originating from:

•North America: including the United States, Canada and Mexico
•International: all geographies outside North America, currently consisting primarily of Australia, France, Germany, Italy, Malaysia, Spain and Switzerland

Refer to Note 18 for further detail regarding the Company's reportable segments.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our segment revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America Revenue:
POC Lab Instruments & Other	$3,482	$2,962	$6,470	$5,578
POC Lab Consumables	19,296	13,537	36,248	27,223
POC Imaging	7,101	4,148	13,789	7,644
PVD	6,210	4,880	13,074	9,384
OVP	4,444	3,455	8,225	6,802
Total North America Revenue	$40,533	$28,982	$77,806	$56,631
International Revenue:
POC Lab Instruments & Other	$3,987	$2,206	$7,001	$2,440
POC Lab Consumables	11,935	9,470	24,159	10,032
POC Imaging	7,277	4,404	13,935	5,762
PVD	1,196	650	2,530	1,501
OVP	—	—	—	—
Total International Revenue	$24,395	$16,730	$47,625	$19,735
Total Revenue	$64,928	$45,712	$125,431	$76,366

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancellable purchase orders, the non-lease portion of minimum purchase commitments under long-term supply arrangements, extended warranty, service and other long-term contracts. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term supply arrangements with no minimum purchase requirements, revenue expected from purchases made in excess of the minimum purchase requirements, or revenue from instruments leased to customers. While the remaining performance obligations disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $156.5 million. As of June 30, 2021, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2021 (remaining)	$18,313
2022	35,463
2023	31,859
2024	27,220
2025	21,672
Thereafter	22,013
$156,540

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of June 30, 2021 were $1.4 million and $4.3 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2020 were $1.2 million and $4.1 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2021 and December 31, 2020, contract liabilities were $8.3 million and $8.9 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the six-month period ended June 30, 2021 is approximately $3.1 million of revenue recognized during the period, offset by approximately $2.5 million of additional deferred sales in 2021. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    ACQUISITIONS AND RELATED PARTY ITEMS
Lacuna Acquisition
On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. As of June 30, 2021, $0.4 million of the indemnification holdback remains outstanding. As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million.
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
The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

February 1, 2021
Purchase price	$4,255
Fair value of contingent consideration	1,700
Total purchase consideration	$5,955

Cash and cash equivalents	$3
Accounts receivable	170
Property and equipment, net	530
Other intangible assets, net	1,185
Deferred tax asset	167
Total assets acquired	2,055
Goodwill	3,900
Total fair value of consideration transferred	$5,955

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
scil Acquisition
On April 1, 2020, the Company completed the acquisition of scil animal care company GmbH (“scil”) from Covetrus, Inc. The Company purchased 100% of the capital stock of scil for an aggregate price of $110.3 million in cash. The acquisition represents a key milestone in the Company's long-term strategic plan, creating a global veterinary diagnostics company with leadership positions in key geographic markets. The purchase price exceeded the identifiable net assets, resulting in goodwill of $46.0 million, primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the experienced workforce acquired. Of the goodwill acquired, $37.3 million is allocated to our International segment and $8.7 million is allocated to our North America segment. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation tested income, which may result in a decrease to the Company's future U.S. federal tax liability.

The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of April 1, 2020. The Company finalized the accounting for the acquisition as of March 31, 2021.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the final purchase price allocation of scil (in thousands):

April 1, 2020
Total purchase consideration	$110,290

Cash and cash equivalents	$5,889
Accounts receivable	10,707
Inventories	11,278
Net investment in lease, current	311
Prepaid expenses	1,692
Other current assets	1,338
Property and equipment, net	19,320
Operating lease right-of-use assets	877
Other intangible assets, net	44,517
Net investment in leases, non-current	1,027
Investments in unconsolidated affiliates	55
Other non-current assets	291
Total assets acquired	97,302
Accounts payable	8,221
Accrued liabilities	7,067
Operating lease liabilities, current	356
Deferred revenue, current, and other	3,220
Deferred revenue, non-current	94
Operating lease liabilities, non-current	529
Deferred tax liability	13,249
Other liabilities	276
Net assets acquired	64,290
Goodwill	46,000
Total fair value of consideration transferred	$110,290

Per the tax indemnification included in the purchase agreement of scil, the seller has indemnified the Company for $1.1 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2027. As of June 30, 2021, approximately $0.4 million of the indemnification agreement remains outstanding.

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
Other Related Party Activities
CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively) conducted related party activities with Practice Clinicas Veterinarias Moviles, S.L. ("CVM Practice"), the owner of which was part of CVM management through June 1, 2021. CVM leases two warehouses from CVM Practice. CVM Practice charged CVM $16 thousand and $15 thousand during the six months ended June 30, 2021 and 2020, respectively, all of which is related to lease payments. The right-of-use asset and lease liability amounts related to the warehouse leases were approximately $0.2 million as of both June 30, 2021 and December 31, 2020. CVM continues to lease the warehouses from CVM Practice, however the related party relationship was terminated as of June 1, 2021.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	June 30, 2021	December 31, 2020
Equity method investment	$3,157	$3,686
Non-marketable equity security investment	3,018	3,018
Investments in unconsolidated affiliates	$6,175	$6,704
Equity Method Investment
On September 24, 2018, the Company invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of its product development strategy. As of June 30, 2021, the Company's ownership interest in the business was 29.1%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of (Loss) Income.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INCOME TAXES

The Company's total income tax benefit for our loss before income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss before income taxes and equity in losses of unconsolidated affiliates	$(1,275)	$(6,599)	$(784)	$(13,416)
Total income tax benefit	$(1,051)	$(212)	$(2,617)	$(1,720)

There were cash payments for income taxes of $0.7 million and $1.2 million for the three and six months ended June 30, 2021, respectively, and there were cash payments of $340 thousand and $347 thousand, respectively, for income taxes for the three and six months ended June 30, 2020. The Company’s tax benefit was $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively, compared to the tax benefit of $0.2 million and $1.7 million for the three and six months ended June 30, 2020, respectively. The increase in tax benefit in the six month period is due to excess tax benefits recognized from employee stock compensation and a release in the partial valuation allowance further discussed below. The Company recognized $0.6 million in excess tax benefits related to employee share-based compensation for the three months ended June 30, 2021, compared to $0.2 million recognized for the three months ended June 30, 2020. The Company recognized $1.0 million in excess tax benefits related to employee share-based compensation for the six months ended June 30, 2021, compared to $0.5 million recognized for the six months ended June 30, 2020.

As of June 30, 2021, the Company had a deferred tax asset of approximately $9.4 million from net operating losses and tax credits and a net partial valuation allowance recorded against these deferred tax assets. During the current year, the Company forecasts the release of approximately $1.2 million of the partial valuation allowance through the annual effective tax rate used to estimate tax expense. The release is due to an increase in non-deductible executive compensation and capitalization of research and development expenses that results in the projected utilization of net operating losses in the current year. After the release, the net partial valuation allowance is forecasted to be approximately $3.2 million as of December 31, 2021.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$4,944	$5,457
Finance	Property and equipment, net	1,814	1,907
Total Leased Assets		$6,758	$7,364

Liabilities
Operating	Operating lease liabilities, current	$2,035	$2,087
	Operating lease liabilities, non-current	3,404	3,858
Finance	Deferred revenue, current, and other	235	295
	Other liabilities	278	261
Total Lease Liabilities		$5,952	$6,501

Lessor Accounting

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales-type lease revenue	$3,414	$1,298	$5,157	$2,587
Sales-type lease cost of revenue	2,717	908	3,977	1,776
Profit recognized at commencement for sales-type leases	$697	$390	$1,180	$811

Operating lease income	$543	$430	$1,150	$430

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to Heska Corporation	$(567)	$(6,357)	$1,304	$(11,645)

Basic weighted-average common shares outstanding	10,167	8,776	9,825	8,165
Dilutive effect of stock options and restricted stock awards	—	—	364	—
Diluted weighted-average common shares outstanding	10,167	8,776	10,189	8,165

Basic (loss) earnings per share attributable to Heska Corporation	$(0.06)	$(0.72)	$0.13	$(1.43)
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.06)	$(0.72)	$0.13	$(1.43)

The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	—	332	—	920
Convertible Senior Notes	996	—	996	21
Stock options and restricted stock	374	355	6	299
	1,370	687	1,002	1,240

As more fully described in Note 16, the Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. As discussed in Note 1, the Company early adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and six months ended June 30, 2021, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net earnings per share because the effect was anti-dilutive. The Company has elected to apply the modified retrospective method of adoption and will not restate EPS for the prior period.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the six months ended June 30, 2021 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2020	$35,414	$52,862	$88,276
Goodwill attributable to acquisitions (subject to change)	3,900	—	3,900
Foreign currency adjustments	—	(1,405)	(1,405)
Carrying amount, June 30, 2021	$39,314	$51,457	$90,771

Other intangibles consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$46,196	$(8,878)	$37,318	$46,989	$(6,436)	$40,553
Developed technology	9,654	(2,278)	7,376	8,669	(1,696)	6,973
Trade names	230	(137)	93	197	(105)	92
Intangible assets not subject to amortization:
Trade names	8,111	—	8,111	8,374	—	8,374
Total intangible assets	$64,191	$(11,293)	$52,898	$64,229	$(8,237)	$55,992

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$1,652	$1,624	$3,056	$2,053

The remaining weighted-average amortization period for intangible assets is approximately 8.1 years.

Estimated amortization expense related to intangibles for each of the five years from 2021 (remaining) through 2025 and thereafter is as follows (in thousands):

Year Ending December 31,
2021 (remaining)	$3,116
2022	6,111
2023	5,749
2024	5,306
2025	5,248
Thereafter	19,257
Total amortization related to finite-lived intangible assets	$44,787
Indefinite-lived intangible assets	8,111
Net intangible assets	$52,898

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No triggering events were identified in the second quarter of 2021 to require additional impairment testing.

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$2,520	$2,590
Building	12,439	12,737
Machinery and equipment	41,407	40,411
Office furniture and equipment	2,120	2,047
Computer hardware and software	5,102	4,773
Leasehold and building improvements	10,729	10,728
Construction in progress	61	4
Property and equipment, gross	74,378	73,290
Less accumulated depreciation	(40,082)	(37,748)
Total property and equipment, net	$34,296	$35,542
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of June 30, 2021 and December 31, 2020, was $14.9 million and $13.6 million, respectively, before accumulated depreciation of $5.1 million and $4.7 million, respectively.
Depreciation expense was $1.6 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.
10.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$12,798	$14,454
Work in process	4,850	4,262
Finished goods	23,556	21,321
Total inventories	$41,204	$40,037

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$6,458	$7,949
Accrued property taxes	403	659
Accrued purchase orders	2,298	1,549
Accrued taxes	3,839	3,731
Other	4,370	4,167
Total accrued liabilities	$17,368	$18,055
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
During the six months ended June 30, 2021, the Company granted the following stock options, restricted stock awards, and restricted stock units:

	Six Months Ended June 30, 2021
	Options/Awards/Units Granted	Weighted-Average Grant Date Fair Value (per option/award)
Stock options	54,300	$78.19
Restricted stock awards	203,369	$196.48
Restricted stock units	6,000	$172.11
The Company used the Black-Scholes option pricing model to determine the grant date fair value of stock options with service and/or company performance conditions. For stock options with market conditions, we utilized a Monte Carlo simulation model to estimate grant date fair value. Compensation cost is recognized ratably over the vesting periods of the options.
We valued the restricted stock awards and restricted stock units related to service and/or company performance targets based on grant date fair value and will expense over the requisite service period when achievement of those conditions is deemed probable. For restricted stock awards and restricted stock units related to market conditions, we utilized a Monte Carlo simulation model to estimate grant date fair value and expense over the requisite period.
2021 Equity Offering

On March 5, 2021, the Company completed a public offering of 940,860 shares of common stock, $0.01 par value per share, at a public offering price of $186.00 per share. The Company received net proceeds of approximately $164.2 million after deducting underwriting discounts and commissions and issuance costs. The Company granted the underwriters an option to purchase up to an additional 141,129 shares of common stock from the Company at the offering price of $186.00 per share (less the underwriting discounts and commissions), within 30 days of the Prospectus Supplement dated March 2, 2021. The Company evaluated the accounting treatment of the option under ASC 815-40, Derivatives and Hedging - Contracts on an Entity's

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Own Equity, and determined that it met the criteria for equity treatment thereunder. The underwriters’ option was not exercised and expired on April 1, 2021. The Company anticipates using the net proceeds of the offering for general corporate purposes, including working capital, further development and potential commercialization of current and future product initiatives, collaborations, and capital expenditures. The Company may also use a portion of the net proceeds of this offering to fund possible investments in or acquisitions of complementary businesses, products or technologies, or to repay indebtedness.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain (Loss) on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income
Balances at December 31, 2020	$(386)	$5,872	$8,683	$14,169
Current period other comprehensive loss	—	(1,206)	(2,325)	(3,531)
Balances at June 30, 2021	$(386)	$4,666	$6,358	$10,638
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.
14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to repair or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.5 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On February 18, 2020, a former managing director of scil filed a claim disputing the effective date of the termination of his management service agreement and the validity of the Company´s waiver of his two-year post-contractual non-compete obligation. The Company intends to defend itself against the claim. Whether or not this will be successful depends on complex facts and circumstances. The Company is, based on the advice of its legal counsel, confident that it will be successful in evidencing the effective date of the termination of the management service agreement. Additionally, the Company is indemnified by the scil acquisition agreement for this claim.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2021, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements or variable interest entities.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $48.1 million as of June 30, 2021.
15.    INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$(467)	$(120)	$(856)	$(353)
Interest expense	922	2,333	1,842	4,679
Other expense (income), net	126	(68)	120	17
Total interest and other expense, net	$581	$2,145	$1,106	$4,343
Cash paid for interest for the three months ended June 30, 2021 and 2020 was $5 thousand and $4 thousand, respectively. Cash paid for interest for the six months ended June 30, 2021and 2020 was $1.6 million and $1.6 million, respectively.
16.    CONVERTIBLE NOTES

Convertible Notes

On September 17, 2019, the Company issued $86.25 million aggregate principal amount of 3.750% Convertible Senior Notes due 2026 (the "Notes"), which included the exercise in full of an $11.25 million purchase option, to certain financial institutions as the initial purchasers of the Notes (the "Initial Purchasers"). The Company pays interest on the Notes semiannually in arrears at a rate of 3.750% per annum on March 15 and September 15 of each year. The Notes are senior unsecured obligations of the Company. The Notes were issued pursuant to an Indenture, dated September 17, 2019, between the Company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the Initial Purchasers' discounts and the offering expenses payable by the Company.

Refer to Note 16, Convertible Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's 2020 Form 10-K for further information on the Notes.

No portion of the Notes was converted during the six months ended June 30, 2021 and the liability component was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of June 30, 2021.

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

The following table summarizes the net carrying amount of the Notes (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(2,426)	(37,791)
Net carrying amount	$83,824	$48,459
Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense related to contractual coupon interest	$809	$809	$1,617	$1,617
Interest expense related to amortization of the debt discount	103	1,524	205	3,049
	$912	$2,333	$1,822	$4,666

As of June 30, 2021, the remaining period over which the unamortized discount will be amortized is 63.0 months.

The estimated fair value of the Notes was $235.4 million and $156.9 million as of June 30, 2021 and December 31, 2020, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $229.73 on June 30, 2021, the if-converted value exceeded the aggregate principal amount of the Notes by $142.5 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    NOTE RECEIVABLES
Convertible Promissory Note
On December 9, 2020, the Company's equity method investee (the “Equity Method Investee”), issued a Convertible Promissory Note to the Company (the “Convertible Promissory Note”) with a principal amount of $6.65 million and a stated interest rate of 3.0% per annum that is payable monthly. The Convertible Promissory Note has a maturity date of December 9, 2023, or otherwise upon qualified redemption event or in the event of a default. Refer to Note 4 for additional information on our equity method investment.

The conversion of the Convertible Promissory Note is contingent upon certain events. Due to the convertible debt features included in the Convertible Promissory Note, it is not an equity security and is therefore not considered an additional investment in our Equity Method Investee. The Company accounted for the transaction as a note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The note receivable will be measured at amortized cost and evaluated for credit losses each reporting period. The Company determined that the redemption features described above met the definition of an embedded derivative that requires bifurcation from the note receivable host. The Company measured the redemption features at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Convertible Promissory Note using the effective interest method. The effective interest rate of the Convertible Promissory Note is 8.69%, and the amortization of the discount will be included as interest income within Interest and other expense, net on the Consolidated Statements of (Loss) Income.
The carrying value of the note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets, is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$6,650	$6,650
Unamortized discount	(828)	(977)
Net carrying amount	$5,822	$5,673

The fair value of the embedded derivative was $1.0 million as of June 30, 2021 and December 31, 2020, respectively, and is included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in Interest and other expense, net on the Consolidated Statements of (Loss) Income. In addition, the Company recorded an allowance for expected credit losses on the promissory note of $33 thousand as of June 30, 2021.

Promissory Note

On February 1, 2021, one of the Company's equity investees (the "Investee"), which the Company accounts for as a non-marketable equity security, issued a Promissory Note to the Company (the “Promissory Note”) with a principal amount of $9.0 million and a stated interest rate of 10.0% per annum that is payable monthly. The Promissory Note has a maturity date of December 1, 2024 and provides for interest only payments through December 1, 2023. Beginning on January 1, 2024, the Promissory Note requires repayment of the principal and interest over twelve consecutive monthly payments. As additional consideration, the Company

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was also issued a warrant to acquire securities of the Investee that expires December 31, 2034. Refer to Note 4 for additional information on our equity investments.

The Company evaluated the accounting treatment of the warrant to acquire securities and determined is a freestanding instrument that meets the definition of an embedded derivative under ASC 815 and requires bifurcation from the note receivable host. The Company measured the warrant at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Promissory Note using the effective interest method. The effective interest rate of the Promissory Note is 10.99%, and the amortization of the discount will be included as interest income within Interest and other expense, net on the Consolidated Statements of (Loss) Income.
The carrying value of the note receivable, included in Promissory note receivable from investee, net, on the Consolidated Balance Sheets, is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$9,000	$—
Unamortized discount	(283)	—
Net carrying amount	$8,717	$—

The fair value of the embedded derivative was $0.3 million at issuance and $0.4 million as of June 30, 2021, and is included in Other non-current assets on our Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other Interest and other expense, net on the Consolidated Statements of (Loss) Income. In addition, the Company recorded an allowance for expected credit losses on the note receivable of $0.3 million as of June 30, 2021.
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
Our CODM continues to evaluate segment performance and allocate resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of June 30, 2021 due to the acquisition of scil.
Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended June 30, 2021	North America	International	Total
Total revenue	$40,533	$24,395	$64,928
Cost of revenue	21,111	16,545	37,656
Gross profit	$19,422	$7,850	$27,272
Gross margin	48%	32%	42%
Operating income (loss)	$130	$(824)	$(694)

Three Months Ended June 30, 2020	North America	International	Total
Total revenue	$28,982	$16,730	$45,712
Cost of revenue	16,222	11,625	27,847
Gross profit	$12,760	$5,105	$17,865
Gross margin	44%	31%	39%
Operating loss	$(3,067)	$(1,387)	$(4,454)

Six Months Ended June 30, 2021	North America	International	Total
Total revenue	$77,806	$47,625	$125,431
Cost of revenue	40,875	31,814	72,689
Gross profit	$36,931	$15,811	$52,742
Gross margin	47%	33%	42%
Operating income (loss)	$1,160	$(838)	$322

Six Months Ended June 30, 2020	North America	International	Total
Total revenue	$56,631	$19,735	$76,366
Cost of revenue	31,368	13,685	45,053
Gross profit	$25,263	$6,050	$31,313
Gross margin	45%	31%	41%
Operating loss	$(7,161)	$(1,912)	$(9,073)

Asset information by reportable segment as of June 30, 2021 is as follows (in thousands):

As of June 30, 2021	North America	International	Total
Total assets	$418,842	$160,524	$579,366

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset information by reportable segment as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	North America	International	Total
Total assets	$238,550	$161,289	$399,839

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     19.    SUBSEQUENT EVENTS

On July 1, 2021, the Company completed the acquisition of BiEsseA s.r.l., a veterinary reference lab based in Milan, Italy ("BiEsseA"). In exchange for all of the shares of BiEsseA, the Company paid total consideration of $4.7 million upon closing. The Company expects to account for this transaction as a business combination however, the Company does not have the accounting complete as of the date of this filing due to the limited time that has passed since the date of acquisition. As additional consideration for the shares of BiEsseA, the Company agreed to make a contingent earn-out payment of up to an additional $3.0 million based on the achievement of certain performance metrics during the next three years.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 3, 2021 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care ("POC") laboratory instruments and consumables; Point of Care digital imaging diagnostic instruments; digital cytology services; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and single-use offerings such as in-clinic diagnostic tests and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.

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
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 72% and 28%, respectively, of revenue for the three months ended June 30, 2021 and 71% and 29%, respectively, for the six months ended June 30, 2021. Revenue from direct sales and distribution relationships represented 68% and 32%, respectively, of revenue for the three months ended June 30, 2020 and 68% and 32%, respectively, for the six months ended June 30, 2020.
Segment Change
During the second quarter of 2020, following the scil acquisition, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources based on geographic regions. As a result, the Company determined it has two operating and reportable segments: North America and

International. North America consists of the United States, Canada and Mexico. International consists of geographies outside of North America, primarily our operations in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. The Company's core strategic focus on point of care laboratory and imaging products is included in both segments. The North America segment also includes the contract manufacturing of vaccines and pharmaceutical products. The Company revised prior comparative periods to conform to the current period segment presentation. Refer to Note 18 - Segment Reporting to the consolidated financial statements included in Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. During the fourth quarter of 2020 and into the first quarter of 2021, increased restrictions in countries in which we operate, mainly in the European Union and certain parts of Canada and Australia, re-emerged. These restrictions lessened during the second quarter of 2021 however, with the rise in variants, the extent to which the continuation, or another wave outbreak of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.

As a result of social distancing measures, on-site installations of POC Lab and Imaging equipment continue to experience intermittent delays. While not significant to the overall results of the of the year, on-site installations of equipment have been impacted since March 2020. However, our financial position remains strong. On March 5, 2021, we completed a public offering of shares of common stock. As a result, we have sufficient liquidity to sustain our operations and do not anticipate a need to access additional capital outside of the various programs available to our overseas subsidiaries. We will, however, actively seek opportunities that are consistent with our strategic direction, which may include a need to raise additional capital.

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
The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of (Loss) Income (in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	$64,928	$45,712	$125,431	$76,366
Gross profit	27,272	17,865	52,742	31,313
Operating expenses	27,966	22,319	52,420	40,386
Operating (loss) income	(694)	(4,454)	322	(9,073)
Interest and other expense, net	581	2,145	1,106	4,343
Loss before income taxes and equity in losses of unconsolidated affiliates	(1,275)	(6,599)	(784)	(13,416)
Income tax benefit	(1,051)	(212)	(2,617)	(1,720)
Net (loss) income before equity in losses of unconsolidated affiliates	(224)	(6,387)	1,833	(11,696)
Equity in losses of unconsolidated affiliates	(343)	(87)	(529)	(217)
Net (loss) income after equity in losses of unconsolidated affiliates	(567)	(6,474)	1,304	(11,913)
Net loss attributable to redeemable non-controlling interest	—	(117)	—	(268)
Net (loss) income attributable to Heska Corporation	$(567)	$(6,357)	$1,304	$(11,645)

Diluted (loss) earnings per share attributable to Heska Corporation	$(0.06)	$(0.72)	$0.13	$(1.43)
Non-GAAP net income per diluted share(1)(2)	$0.50	$—	$1.08	$0.03

Adjusted EBITDA(1)	$8,429	$4,146	$16,827	$5,065
Net (loss) income margin(1)	(0.3)%	(14.0)%	1.5%	(15.3)%
Adjusted EBITDA margin(1)	13.0%	9.1%	13.4%	6.6%
(1) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income and Non-GAAP net income per diluted share to diluted earnings (loss) per share attributable to Heska Corporation, the closest comparable GAAP measures, for each of the periods presented. Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net income (loss) and adjusted EBITDA, respectively, to revenue.

(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,530 for the three months ended June 30, 2021 compared to 9,269 for the three months ended June 30, 2020 and 10,189 for the six months ended June 30, 2021 compared to 8,165 for the six months ended June 30, 2020.
Revenue
Total revenue increased 42.0% to $64.9 million for the three months ended June 30, 2021, compared to $45.7 million for the three months ended June 30, 2020. Total revenue increased 64.2% to $125.4 million in the six months ended June 30, 2021, compared to $76.4 million in the six months ended June 30, 2020. The significant increases in revenue are driven mainly by significant growth in POC Lab Consumables of 35.7% and 62.2% in the three and six months ended June 30, 2021. We also experienced recovery from COVID impacts in the prior year related to capital placements in POC Lab instruments and POC Imaging products, and increased sales of Allergy and Tri Heart. The six months ending June 30, 2021 are also favorably impacted by the acquisition of scil, which was acquired on April 1, 2020.
Gross Profit
Gross profit increased 52.7% to $27.3 million in the three months ended June 30, 2021, compared to $17.9 million in the three months ended June 30, 2020. Gross margin increased to 42.0% in the three months ended June 30, 2021, compared to 39.1% in the three months ended June 30, 2020. Gross profit increased 68.4% to $52.7 million in the six months ended June 30, 2021, compared to $31.3 million in the six months ended June 30, 2020. Gross margin increased to 42.0% in six months ended June 30, 2021, compared to 41.0% in the six months ended June 30, 2020. The increase in gross profit for both periods was due mainly to increased revenue. The increase in gross margin percentage for both periods was due to favorable product mix.
Operating Expenses
Selling and marketing expenses increased 29.9% to $12.4 million in the three months ended June 30, 2021, compared to $9.6 million in the three months ended June 30, 2020. Selling and marketing expenses increased 37.7% to $23.4 million in the six months ended June 30, 2021, compared to $17.0 million in the six months ended June 30, 2020. The increase in both periods is driven by increased stock-based compensation expenses of $0.8 million and $1.8 million for the three and six months ended June 30, 2021, respectively, as well as the impact of international expansion related to recent acquisitions, which are in line with management expectations.
Research and development expenses increased 14.9% to $1.9 million in the three months ended June 30, 2021, compared to $1.7 million in the three months ended June 30, 2020. Research and development expenses decreased 18.0% to $3.1 million in six months ended June 30, 2021, compared to $3.8 million in the six months ended June 30, 2020. The variance is related to lower spending on product development for urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings in the current year.
General and administrative expenses increased 22.9% to $13.6 million in the three months ended June 30, 2021, compared to $11.0 million in the three months ended June 30, 2020. General and administrative expenses increased 32.3% to $25.9 million in the six months ended June 30, 2021, compared to $19.6 million in the six months ended June 30, 2020. The increase in both periods is driven by increased stock-based compensation expenses of $1.9 million and $3.6 million for the three and six months ended June 30, 2021, respectively, and other general and administrative costs related to the impact of international acquisitions. These increases are partially offset by lower one-time costs of $1.9 million and $5.6 million incurred in the three and six months ended June 30, 2020, respectively, related to the acquisition of scil that did not repeat in the three and six months ended June 30, 2021, respectively.

Interest and Other Expense, net
Interest and other expense (income), net, was $0.6 million in the three months ended June 30, 2021, compared to $2.1 million in the three months ended June 30, 2020. Interest and other expense (income), net, was $1.1 million in the six months ended June 30, 2021, compared to $4.3 million in the six months ended June 30, 2020. The decrease in interest and other expense in both periods was primarily driven by a change in accounting treatment related to non-cash interest expense as a result of the Notes.
Income Tax (Benefit) Expense
For the three months ended June 30, 2021, the Company had a total income tax benefit of $1.1 million, including $1.1 million of domestic deferred income tax expense and $36 thousand of current income tax expense. In the three months ended June 30, 2020, the Company had a total income tax benefit of $0.2 million, including $0.2 million of domestic deferred income tax benefit and $31 thousand of current income tax expense. The Company recognized $0.6 million in excess tax benefits related to employee share-based compensation in the three months ended June 30, 2021, compared to $0.2 million recognized in the three months ended June 30, 2020. For the six months ended June 30, 2021 the Company had a total income tax benefit of $2.6 million, including $3.3 million of domestic deferred income tax expense and $0.7 million of current income tax expense. In the six months ended June 30, 2020, the Company had a total income tax benefit of $1.7 million, including $1.8 million of domestic deferred income tax benefit and $56 thousand of current income tax expense. The Company recognized $1.0 million in excess tax benefits related to employee share-based compensation in the six months ended June 30, 2021, compared to $0.5 million recognized in the six months ended June 30, 2020. The increase in tax benefit for the 2021 periods is due to the excess tax benefits from employee stock compensation, and the release of the valuation allowance for tax credits and the current year expiring net operating loss.
Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $0.6 million in the three months ended June 30, 2021, compared to net loss attributable to Heska of $6.4 million in the three months ended June 30, 2020. Net income attributable to Heska was $1.3 million in the six months ended June 30, 2021, compared to net loss attributable to Heska of $11.6 million in the six months ended June 30, 2020. The difference between this line item and "Net (loss) income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. In October 2020, the Company acquired the remaining 30% minority interest in Optomed. Net income is higher in both comparative periods due to increases in revenue and gross profit; partially offset by increased operating expenses as discussed above, lower interest relating to the Notes, and increased tax benefit.
Adjusted EBITDA
Adjusted EBITDA in the three months ended June 30, 2021 was $8.4 million (13.0% adjusted EBITDA margin), compared to $4.1 million (9.1% adjusted EBITDA margin) in the three months ended June 30, 2020. Adjusted EBITDA was $16.8 million (13.4% adjusted EBITDA margin) in the six months ended June 30, 2021, compared to $5.1 million (6.6% adjusted EBITDA margin) in the six months ended June 30, 2020. The increase is driven by increased revenue and gross profit as discussed above. The majority of the increases in operating expenses are excluded from adjusted EBITDA due to their nature. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net (loss) income, the closest comparable GAAP measure, for each of the periods presented.

Earnings Per Share
Loss per share attributable to Heska was $0.06 per diluted share in the three months ended June 30, 2021 compared to loss of $0.72 per diluted share in the three months ended June 30, 2020. In the six months ended June 30, 2021 we had income of $0.13 per diluted share compared to a loss of $1.43 per diluted share in the six months ended June 30, 2020. The increases in both periods is primarily due to increases in revenue and profit; partially offset by operating expenses as discussed above, lower interest and amortization charges relating to the Notes, and increased tax benefit.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.50 per diluted share in the three months ended June 30, 2021 compared to income of $0.00 per diluted share in the three months ended June 30, 2020. In the six months ended June 30, 2021 non-GAAP EPS was income of $1.08 per diluted share compared to income of $0.03 per diluted share in the six months ended June 30, 2020. The increase in both periods is primarily due to increases in revenue and profit, partially offset by operating expenses. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.
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

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income(1)	$(224)	$(6,387)	$1,833	$(11,696)
Income tax benefit	(1,051)	(212)	(2,617)	(1,720)
Interest expense, net	455	2,213	986	4,326
Depreciation and amortization	3,109	3,330	6,680	4,704
EBITDA	$2,289	$(1,056)	$6,882	$(4,386)
Acquisition-related and other one-time costs(2)	862	2,728	1,017	6,603
Stock-based compensation	5,621	2,444	9,457	2,797
Equity in losses of unconsolidated affiliates	(343)	(87)	(529)	(217)
Net loss attributable to non-controlling interest	—	117	—	268
Adjusted EBITDA	$8,429	$4,146	$16,827	$5,065
Net (loss) income margin(3)	(0.3)%	(14.0)%	1.5%	(15.3)%
Adjusted EBITDA margin(3)	13.0%	9.1%	13.4%	6.6%
(1) Net (loss) income used for reconciliation represents the "Net income (loss) before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of one-time charges of $0.9 million and $1.0 million for the three and six months ending June 30, 2021, and $2.7 million and $6.6 million for the three and six months ending June 30, 2020. These costs were incurred primarily as a result of acquisition-related charges.

(3) Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA, respectively, to revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net (loss) income attributable to Heska per diluted share	$(0.06)	$(0.72)	$0.13	$(1.43)
Acquisition-related and other one-time costs(1)	0.08	0.29	0.10	0.81
Amortization of acquired intangibles(2)	0.16	0.18	0.30	0.25
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.01	0.04	0.02	0.05
Amortization of debt discount and issuance costs	—	0.16	—	0.37
Stock-based compensation	0.53	0.26	0.93	0.34
Loss on equity investee transactions	0.03	0.01	0.05	0.03
Estimated income tax effect of above non-GAAP adjustments(4)	(0.25)	(0.22)	(0.45)	(0.39)
Non-GAAP net income per diluted share	$0.50	$—	$1.08	$0.03

Shares used in diluted per share calculations	10,530	9,269	10,189	8,165

(1) To exclude the effect of one-time charges of $0.9 million and $1.0 million for the three and six months ending June 30, 2021, and $2.7 million and $6.6 million for the three and six months ending June 30, 2020. These costs were incurred primarily as a result of acquisition related charges.

(2) To exclude the effect of amortization of acquired intangibles of $1.7 million and $3.1 million in the three and six months ended June 30, 2021, compared to $1.6 million and $2.1 million in the three and six months ended June 30, 2020. These costs were incurred as part of the purchase accounting adjustments for the acquisitions of scil, Optomed and CVM.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, compared to $0.4 million and $0.4 million in the three and six months ended June 30, 2020.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding items which are not deductible for tax of $40 thousand and $0.1 million for the three and six months ended June 30, 2021, respectively, compared to $1.3 million and $4.0 million for the three and six months ended June 30, 2020, respectively), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax benefits related to stock-based compensation of $0.6 million and $1.0 million for the three and six months ended June 30, 2021, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively. Adjusted effective tax rates are approximately 25% for all periods presented.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.
Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.
The North America segment represented approximately 62.4% and 62.0% of our revenue for the three and six months ended June 30, 2021, respectively, and the International segment represented approximately 37.6% and 38.0% of our revenue for the three and six months ended June 30, 2021, respectively.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Income (Loss) (in thousands).

North America Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$22,778	$16,499	$6,279	38.1%	$42,718	$32,801	$9,917	30.2%
Instruments & Other	3,482	2,962	520	17.6%	6,470	5,578	892	16.0%
Consumables	19,296	13,537	5,759	42.5%	36,248	27,223	9,025	33.2%
Point of Care imaging	7,101	4,148	2,953	71.2%	13,789	7,644	6,145	80.4%
PVD	6,210	4,880	1,330	27.3%	13,074	9,384	3,690	39.3%
OVP	4,444	3,455	989	28.6%	8,225	6,802	1,423	20.9%
Total North America revenue	$40,533	$28,982	$11,551	39.9%	$77,806	$56,631	$21,175	37.4%
North America Gross Profit	$19,422	$12,760	$6,662	52.2%	$36,931	$25,263	$11,668	46.2%
North America Gross Margin	47.9%	44.0%			47.5%	44.6%
North America Operating Income (Loss)	$130	$(3,067)	$3,197	104.2%	$1,160	$(7,161)	$8,321	116.2%
North America Operating Margin	0.3%	(10.6)%			1.5%	(12.6)%
North America segment revenue increased 39.9% to $40.5 million for the three months ended June 30, 2021, compared to $29.0 million for the three months ended June 30, 2020. The $11.6 million increase was driven by a 42.5% increase in revenue in POC Lab Consumables, which had increased utilization and price in the current period, increased POC Imaging sales of $3.0 million driven by increased sales in Canada, and higher PVD sales of $1.3 million, primarily for allergy and Tri-heart. North America segment revenue increased 37.4% to $77.8 million for the six months ended June 30, 2021, compared to $56.6 million for the six months ended June 30, 2020. The $21.2 million increase was driven by a 33.2% increase in revenue in POC Lab Consumables, which had increased utilization and price in the current period, increased POC imaging sales of $6.1 million driven by increased sales in Canada, and higher PVD sales of $3.7 million, primarily for allergy and Tri-heart.

Gross profit for the North America segment was $19.4 million compared to $12.8 million for the three months ended June 30, 2021 and 2020, respectively. Gross profit was $36.9 million compared to $25.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase in gross profit for both periods is primarily driven by increased revenue in the current year periods. Gross margin was 47.9% for the three months ended June 30, 2021, compared to 44.0% in the three months ended June 30, 2020. Gross margin was 47.5% for the six months ended June 30, 2021, compared to 44.6% in the six months ended June 30, 2020. The increase is due to favorable product mix, primarily due to increased sales of higher margin POC Lab Consumables, and increased margin from OVP.
North America operating income increased $3.2 million and $8.3 million for the three and six months ended June 30, 2021 compared to the prior year periods. The increase is driven by increased revenue and margin; partially offset by higher operating expenses, primarily due to higher stock-based compensation expenses.

International Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$15,922	$11,676	$4,246	36.4%	$31,160	$12,472	$18,688	149.8%
Instruments & Other	3,987	2,206	1,781	80.7%	7,001	2,440	4,561	186.9%
Consumables	11,935	9,470	2,465	26.0%	24,159	10,032	14,127	140.8%
Point of Care imaging	7,277	4,404	2,873	65.2%	13,935	5,762	8,173	141.8%
PVD	1,196	650	546	84.0%	2,530	1,501	1,029	68.6%
Total International revenue	$24,395	$16,730	$7,665	45.8%	$47,625	$19,735	$27,890	141.3%
International Gross Profit	$7,850	$5,105	$2,745	53.8%	$15,811	$6,050	$9,761	161.3%
International Gross Margin	32.2%	30.5%			33.2%	30.7%
International Operating Loss	$(824)	$(1,387)	$563	40.6%	$(838)	$(1,912)	$1,074	56.2%
International Operating Margin	(3.4)%	(8.3)%			(1.8)%	(9.7)%

International segment revenue was $24.4 million compared to $16.7 million for the three months ended June 30, 2021 and 2020, respectively. International segment revenue was $47.6 million compared to $19.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase in the three months ended June 30, 2021 is due to a 26.0% increase in revenue in POC Lab Consumables. For the three months ended June 30, 2021, we also saw an increase in revenue of $2.9 million in POC Imaging and $1.8 million in POC Lab Instruments, as a result of fewer COVID-19 impacts in the current year. The increase in the six months ended June 30, 2021 is due to increased POC Lab Consumables revenue, fewer COVID-19 impacts for POC Imaging and POC Lab Instruments and the acquisition of scil, which occurred on April 1, 2020.
Gross profit for the International segment was $7.9 million compared to $5.1 million for the three months ended June 30, 2021 and 2020, respectively. Gross profit was $15.8 million compared to $6.1 million for the six months ended June 30, 2021 and 2020, respectively. Gross margin for the International segment was 32.2% and 33.2% for the three and six months ended June 30, 2021, respectively, compared to 30.5% and 30.7% for the three and six months ended June 30, 2020, respectively. The increase in gross profit for both periods is primarily driven by increased revenue. The increase in gross margin is driven by favorable mix related to increased POC Lab Consumable sales and POC Imaging products.
International segment operating loss decreased $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The decrease in operating loss for the three months ended June 30, 2021 is driven by increased International segment revenue and gross profit, as discussed above. The decrease in operating loss for the six months ended June 30, 2020 is driven by increased International segment revenue and gross profit as a result of the scil acquisition, as discussed above.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $245.2 million, which includes net proceeds from the issuance of common stock of approximately $165 million on March 5, 2021.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Dollar Change	% Change
Net cash provided by (used in) operating activities	$7,154	$(13,095)	$20,249	154.6%
Net cash used in investing activities	(13,387)	(119,926)	106,539	88.8%
Net cash provided by financing activities	165,299	122,991	42,308	34.4%
Foreign exchange effect on cash and cash equivalents	(247)	189	(436)	(230.7)%
Increase (decrease) in cash and cash equivalents	158,819	(9,841)	168,660	1,713.9%
Cash and cash equivalents, beginning of the period	86,334	89,030	(2,696)	(3.0)%
Cash and cash equivalents, end of the period	$245,153	$79,189	$165,964	209.6%
For the six months ended June 30, 2021 and June 30, 2020, cash flow provided by (used in) operations was $7.2 million and $(13.1) million, respectively, which was primarily the result of (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Dollar Change	% Change
Net income (loss)	$1,304	$(11,913)	$13,217	(110.9)%
Non cash expenses and other adjustments	15,225	9,896	5,329	53.9%
Change in accounts receivable	3,046	(1,268)	4,314	(340.2)%
Change in inventories, net	(4,080)	(4,094)	14	(0.3)%
Change in other assets	(4,404)	(56)	(4,348)	7,764.3%
Change in accounts payable	(334)	(2,732)	2,398	(87.8)%
Change in other liabilities	(3,603)	(2,928)	(675)	23.1%
Net cash provided by (used in) operating activities	$7,154	$(13,095)	$20,249	(154.6)%

For the six months ended June 30, 2021 and June 30, 2020, cash flow used in investing activities was $13.4 million and $119.9 million, respectively, which was primarily used for (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Dollar Change	% Change
Acquisition of CVM	$—	$(14,420)	$14,420	NM
Acquisition of Lacuna, net of cash acquired	(3,882)	—	(3,882)	NM
Promissory note receivable issuance	(9,000)	—	(9,000)	NM
Purchases of property and equipment	(546)	(316)	(230)	NM
Proceeds from disposition of property and equipment	41	—	41	NM
Acquisition of scil, net of cash acquired	—	(105,190)	105,190	NM
Net cash (used in) provided by investing activities	$(13,387)	$(119,926)	$106,539	(88.8)%
For the six months ended June 30, 2021 and June 30, 2020, cash flow from financing activities was $165.3 million and $123.0 million, respectively, which was the result of (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Dollar Change	% Change
Payment of preferred stock issuance costs	$(314)	$(214)	$(100)	46.7%
Preferred stock proceeds	—	122,000	(122,000)	NM
Proceeds from issuance of common stock	167,198	1,514	165,684	10,943.5%
Repurchases of common stock (stock received for options in lieu of cash)	(932)	(610)	(322)	52.8%
Repayments of other debt	(653)	(109)	(544)	499.1%
Borrowings on other debts	—	410	(410)	NM
Net cash provided by (used in) financing activities	$165,299	$122,991	$42,308	34.4%
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $0.2 million negative impact for the six months ended June 30, 2021 and a $0.2 million positive impact for the six months ended June 30, 2020, which represents a decrease of $0.4 million. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit, which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of June 30, 2021, the Company had purchase obligations for inventory of $48.1 million. Refer to Note 6. Leases in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of lease obligations.
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

Changes in Internal Control over Financial Reporting
On April 1, 2020, we acquired scil animal care company GmbH, as more fully described in Note 3. Acquisitions and Related Party Items in our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our consolidated financial statements. As of June 30, 2021, the integration of the internal controls relating to the acquired business has been substantially completed and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2021. There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 2021	—	$—	—	$—
May 2021	—	$—	—	$—
June 2021	263	$196.29	—	$—
	263	$196.29	—	$—

(1) Shares of Public Common Stock we purchased between April 1, 2021 and June 30, 2021 were solely for the cancellation of shares of stock withheld for related tax obligations.

Item 6.    Exhibits

Exhibit Number	Notes	Description of Document
2.1#++	(1)
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

2.2#	(2)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3.10	(10)	Amended and Restated Bylaws of the Registrant, as amended.
10.1**	(11)	Amended and Restated Employment Agreement dated June 8, 2021 by and between Registrant and Kevin Wilson.
10.2**		Heska Corporation Equity Incentive Plan, effective May 5, 2021.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
104.0		Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
**	Indicates management contract or compensatory plan or arrangement.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(11)	Filed with the Registrant’s Form 8-K on June 10, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2021.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)