Form 10-Q
period 2021-09-30
HESKA CORP
filed 2021-11-04
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
10,710,549 shares of the Registrant's Public Common Stock, $0.01 par value, were outstanding at November 2, 2021.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element COAG+, Element DC5X and Element RC, Element RCX, Element RCX3 and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation and/or its affiliates. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.
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
-iii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$222,900	$86,334
Accounts receivable, net of allowance for losses of $893 and $769, respectively	25,286	31,080
Inventories	45,036	40,037
Net investment in leases, current, net of allowance for losses of $116 and $192, respectively	5,703	4,794
Prepaid expenses	5,518	3,875
Other current assets	7,177	5,155
Total current assets	311,620	171,275

Property and equipment, net	33,727	35,542
Operating lease right-of-use assets	5,664	5,457
Goodwill	119,584	88,276
Other intangible assets, net	59,334	55,992
Deferred tax asset, net	18,601	5,694
Net investment in leases, non-current	17,188	15,789
Investments in unconsolidated affiliates	5,867	6,704
Related party convertible note receivable, net	6,853	6,671
Promissory note receivable from investee, net	8,861	—
Other non-current assets	9,895	8,439
Total assets	$597,194	$399,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,064	$15,119
Accrued liabilities	17,860	18,055
Operating lease liabilities, current	2,251	2,087
Deferred revenue, current, and other	5,759	6,854
Total current liabilities	37,934	42,115

Convertible note, non-current, net	83,928	48,459
Notes payable	15,900	—
Deferred revenue, non-current	3,870	4,667
Other long-term borrowings	18	554
Operating lease liabilities, non-current	3,933	3,858
Deferred tax liability	12,206	11,856
Other liabilities	4,563	1,277
Total liabilities	162,352	112,786

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 13,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 13,250,000 shares authorized, 10,700,534 and 9,475,845 shares issued and outstanding, respectively	107	95
Additional paid-in capital	575,618	423,650
Accumulated other comprehensive income	7,207	14,169
Accumulated deficit	(148,090)	(150,861)
Total stockholders' equity	434,842	287,053
Total liabilities and stockholders' equity	$597,194	$399,839

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$60,240	$56,636	$185,671	$133,001
Cost of revenue	34,996	33,232	107,685	78,285
Gross profit	25,244	23,404	77,986	54,716

Operating expenses:
Selling and marketing	10,785	10,751	34,141	27,714
Research and development	1,955	2,197	5,089	6,021
General and administrative	14,937	10,253	40,867	29,852
Total operating expenses	27,677	23,201	80,097	63,587
Operating (loss) income	(2,433)	203	(2,111)	(8,871)
Interest and other (income) expense, net	(30)	2,011	1,075	6,353
Loss before income taxes and equity in losses of unconsolidated affiliates	(2,403)	(1,808)	(3,186)	(15,224)
Income tax (benefit) expense:
Current income tax (benefit) expense	(63)	370	614	425
Deferred income tax (benefit) expense	(750)	3,043	(4,043)	1,268
Total income tax (benefit) expense	(813)	3,413	(3,429)	1,693

Net (loss) income before equity in losses of unconsolidated affiliates	(1,590)	(5,221)	243	(16,917)
Equity in losses of unconsolidated affiliates	(308)	(83)	(837)	(300)
Net loss after equity in losses of unconsolidated affiliates	(1,898)	(5,304)	(594)	(17,217)
Net loss attributable to redeemable non-controlling interest	—	(85)	—	(353)
Net loss attributable to Heska Corporation	$(1,898)	$(5,219)	$(594)	$(16,864)

Basic loss per share attributable to Heska Corporation	$(0.19)	$(0.57)	$(0.06)	$(1.99)
Diluted loss per share attributable to Heska Corporation	$(0.19)	$(0.57)	$(0.06)	$(1.99)

Weighted average outstanding shares used to compute basic loss per share attributable to Heska Corporation	10,195	9,123	9,949	8,486
Weighted average outstanding shares used to compute diluted loss per share attributable to Heska Corporation	10,195	9,123	9,949	8,486

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss after equity in losses of unconsolidated affiliates	$(1,898)	$(5,304)	$(594)	$(17,217)
Other comprehensive (loss) income:
Translation adjustments and (losses) gains from intra-entity transactions	(3,431)	5,426	(6,962)	7,286
Comprehensive (loss) income	(5,329)	122	(7,556)	(9,931)

Comprehensive loss attributable to redeemable non-controlling interest	—	(85)	—	(353)
Comprehensive (loss) income attributable to Heska Corporation	$(5,329)	$207	$(7,556)	$(9,578)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2020 and 2021	Shares	Amount	Shares	Amount
Balances, June 30, 2020	—	$—	9,415	$94	$415,687	$2,373	$(148,107)	$270,047
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(5,219)	(5,219)
Issuance of common stock, net of shares withheld for employee taxes	—	—	40	1	495	—	—	496
Stock-based compensation	—	—	—	—	4,132	—	—	4,132
Other comprehensive income	—	—	—	—	—	5,426	—	5,426
Balances, September 30, 2020	—	$—	9,455	$95	$420,314	$7,799	$(153,326)	$274,882

Balances, June 30, 2021	—	$—	10,646	$106	$569,214	$10,638	$(146,192)	$433,766
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(1,898)	(1,898)
Issuance of common stock, net of shares withheld for employee taxes	—	—	55	1	1,000	—	—	1,001
Stock-based compensation	—	—	—	—	5,404	—	—	5,404
Other comprehensive loss	—	—	—	—	—	(3,431)	—	(3,431)
Balances, September 30, 2021	—	$—	10,701	$107	$575,618	$7,207	$(148,090)	$434,842
Note: The quarter ended September 30, 2020 excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2020 and 2021	Shares	Amount	Shares	Amount
Balances, December 31, 2019	—	$—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(16,864)	(16,864)
Issuance of common stock, net of shares withheld for employee taxes	—	—	64	1	1,397	—	—	1,398
Issuance of preferred stock, net of issuance costs	122	1	—	—	121,785	—	—	121,786
Conversion of preferred stock to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	6,930	—	—	6,930
Other comprehensive income	—	—	—	—	—	7,286	—	7,286
Balances, September 30, 2020	—	$—	9,455	$95	$420,314	$7,799	$(153,326)	$274,882

Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(594)	(594)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	284	3	2,764	—	—	2,767
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	14,861	—	—	14,861
Other comprehensive loss	—	—	—	—	—	(6,962)	—	(6,962)
Balances, September 30, 2021	—	$—	10,701	$107	$575,618	$7,207	$(148,090)	$434,842
Note: The nine months ended September 30, 2020 excludes amounts related to redeemable non-controlling interests recorded in mezzanine equity.
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss after equity in losses from unconsolidated affiliates	$(594)	$(17,217)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	10,084	8,041
Non-cash impact of operating leases	1,582	1,431
Deferred income tax (benefit) expense	(4,043)	1,268
Stock-based compensation	14,861	6,930
Change in fair value of contingent consideration	(744)	—
Equity in losses of unconsolidated affiliates	837	300
Accretion of discounts and issuance costs	48	4,573
Other losses	1,057	62
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	5,504	(1,813)
Inventories	(9,286)	(3,901)
Other assets	(6,885)	(1,423)
Accounts payable	(2,913)	(2,708)
Other liabilities	(4,236)	(3,644)
Net cash provided by (used in) operating activities	5,272	(8,101)
Cash flows from investing activities:
Acquisition of CVM	—	(14,420)
Acquisition of Lacuna, net of cash acquired	(3,882)	—
Acquisition of Biotech	(16,250)	—
Acquisition of BiEssA, net of cash acquired	(4,513)	—
Promissory note receivable issuance	(9,000)	—
Purchases of property and equipment	(993)	(486)
Proceeds from disposition of property and equipment	42	—
Acquisition of scil, net of cash acquired	—	(105,137)
Net cash used in investing activities	(34,596)	(120,043)
Cash flows from financing activities:
Payment of stock issuance costs	(314)	(214)
Preferred stock proceeds	—	122,000
Proceeds from issuance of common stock	168,770	2,050
Repurchase of common stock	(1,503)	(652)
Repayments of other debt	(821)	(193)
Borrowings on other debts	—	508
Net cash provided by financing activities	166,132	123,499
Foreign exchange effect on cash and cash equivalents	(242)	123
Net increase (decrease) in cash and cash equivalents	136,566	(4,522)
Cash and cash equivalents, beginning of period	86,334	89,030
Cash and cash equivalents, end of period	$222,900	$84,508

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$3,678	$3,328
Non-cash conversion of preferred stock to common stock	$—	$122,000
Contingent consideration for acquisitions	$3,290	$—
Notes payable	$15,900	$—
Purchase price adjustment receivable for scil	$—	$1,273
Indemnity holdback for acquisition	$346	$—

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
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2021, and the results of our operations and statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary is less than 100%, the non-controlling interest is reported on our Condensed Consolidated Balance Sheets. The non-controlling interest in our consolidated net (loss) income is reported as "Net loss attributable to redeemable non-controlling interest" on our Condensed Consolidated Statements of Loss. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and other financial information filed with the SEC.
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. During the fourth quarter of 2020 and into the first quarters of 2021, increased restrictions in countries in which we operate, mainly in the European Union, and certain parts of Canada and Australia, re-emerged. In some part due to the introduction and acceptance of COVID-19 vaccines, restrictions eased in many of the countries in which we operate during the second and third quarter of 2021; however, with the rise in COVID-19 variants, the extent to which the continuation, or another wave,

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, and manage supply chain shortages and increased costs, as a result of any economic impact that may occur in the future.
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
Fair Value of Financial Instruments
In accordance with ASC 820, Fair Value Measurements (“ASC 820”), the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
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
The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, long-term note receivables with embedded derivative assets, contingent consideration liabilities, notes payable for acquisitions and its 3.75% Convertible Senior Notes due 2026 (the "Notes"). The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value because of the short-term nature of the instruments.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our financial instruments at September 30, 2021 and December 31, 2020 were (in thousands):

	Total	Level 1	Level 2	Level 3
2021
Financial Assets
Convertible note receivable embedded derivative	$987	$—	$—	$987
Promissory note receivable derivative	396	—	—	396
Financial Liabilities
Lacuna Contingent Consideration	956	—	—	956
BiEsseA Contingent Consideration	2,334	—	—	2,334
Notes payable	15,900	—	—	15,900
Balances, September 30, 2021	$20,573	$—	$—	$20,573

2020	Total	Level 1	Level 2	Level 3

Financial Assets
Convertible note receivable embedded derivative	$1,194	$—	$—	$1,194
Balances, December 31, 2020	$1,194	$—	$—	$1,194
The Company's financial assets based upon Level 3 inputs include embedded derivatives relating to its note receivables. The Company determined the redemption features of its convertible note receivable represents an embedded derivative. The estimated fair value of the embedded derivative asset is evaluated through Level 3 inputs using a probability-weighted scenario analysis. The Company determined the warrant associated with its promissory note receivable represents a derivative. The estimated fair value of the derivative asset is evaluated through Level 3 inputs, using an enterprise valuation model. For additional information regarding the Company's note receivables and derivatives, refer to Note 17, Notes Receivable.
The estimated fair value of the Company's 3.75% Convertible Senior Notes due in 2026 (the "Notes"), is disclosed at each reporting period and is evaluated through Level 2 inputs with consideration of quoted market prices in less active markets. For additional information regarding the Company's accounting treatment for the issuance of the Notes, refer to Note 16, Convertible Notes.
The Company's financial liabilities based upon Level 3 inputs include contingent consideration arrangements and notes payable relating to its acquisitions of Lacuna, BiEsseA and Biotech. The Company is obligated to pay contingent consideration payments of $2.0 million in connection with the Lacuna acquisition based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The Company is obligated to pay contingent consideration payments of $2.9 million in connection with the BiEsseA acquisition based on the achievement of certain revenue metrics within three annual periods after 2021. The Company is obligated to pay contingent notes of up to $17.5 million in connection with the Biotech acquisition based on the achievement of certain product development milestones or at a predetermined date in the future. Refer to Note 3, Acquisitions and Related Party Items for further discussion.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our contingent consideration and notes payable arrangements are determined based on a probability-weighted outcome analysis. The fair value of the contingent consideration and notes payable liabilities associated with future payments were based on several factors, the most significant of which are the financial and product development performance of the acquired businesses. The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire. Changes in fair value are recorded in the Consolidated Statements of Loss within general and administrative expenses.
The following table presents the changes of our Level 3 assets and liabilities as of September 30, 2021 (in thousands):

	Derivative Assets		Contingent Consideration Liabilities		Notes Payable
	Convertible note receivable	Promissory note receivable	Lacuna	BiEsseA	Biotech
Balances, December 31, 2020	$1,194	$—	$—	$—	$—
Acquisition value	—	307	1,700	2,334	15,900
Cash payments	—	—	—	—	—
Changes in fair value	(207)	89	(744)	—	—
Balances, September 30, 2021	$987	$396	$956	$2,334	$15,900
Significant Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, and other than the recently adopted accounting pronouncements and options embedded in a non-controlling interest described below, have not changed materially since such filing.
Options Embedded in Non-controlling Interest

The Company applies the guidance in ASC 480, Distinguishing Liabilities from Equity, to determine whether the put and call options embedded in shares representing a non-controlling interest represent a liability. If the fixed price of the embedded put and call options are identical at a stated future date, the embedded options and the non-controlling interest are accounted for on a combined basis as a financing arrangement of the purchase of the non-controlling interest and are recorded as a liability at fair value on the reporting date. The Company fully consolidates the subsidiary, including 100 percent of the subsidiary net income or loss, in its Condensed Consolidated Statements of Loss.
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

In July 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-05, Leases (Topic 842), Lessors- Certain Leases with Variable Lease Payments. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sale-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. The amendment is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We do not expect adoption of the new guidance to have a material impact on our financial statements.

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

Refer to Note 18 for further detail regarding the Company's reportable segments.

The following table summarizes our segment revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America Revenue:
POC Lab Instruments & Other	$3,547	$3,768	$10,017	$9,346
POC Lab Consumables	17,694	16,071	53,942	43,294
POC Imaging	7,433	5,268	21,222	12,912
PVD	4,297	5,437	17,370	14,821
OVP	4,838	3,906	13,063	10,708
Total North America Revenue	$37,809	$34,450	$115,614	$91,081
International Revenue:
POC Lab Instruments & Other	$3,800	$2,920	$10,801	$5,360
POC Lab Consumables	11,223	11,387	35,383	21,418
POC Imaging	5,849	7,029	19,783	12,791
PVD	1,559	850	4,090	2,351
OVP	—	—	—	—
Total International Revenue	$22,431	$22,186	$70,057	$41,920
Total Revenue	$60,240	$56,636	$185,671	$133,001

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $163.0 million. As of September 30, 2021, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2021 (remaining)	$10,118
2022	38,259
2023	34,304
2024	29,424
2025	23,651
Thereafter	27,254
$163,010

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of September 30, 2021 were $1.4 million and $4.6 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2020 were $1.2 million and $4.1 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2021 and December 31, 2020, contract liabilities were $7.5 million and $8.9 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the nine-month period ended September 30, 2021 is approximately $4.9 million of revenue recognized during the period, offset by approximately $3.5 million of additional deferred sales in 2021. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    ACQUISITIONS AND RELATED PARTY ITEMS
Biotech Acquisition
On September 1, 2021, Heska acquired 65% of the equity of Biotech Laboratories U.S.A. LLC ("Biotech"), a developer of rapid assay diagnostic testing, in exchange for approximately $16.3 million in cash. As part of the purchase, Heska entered into put and call options in order to purchase the remaining 35% ownership in future years. The counterparty, Chinta Lamichhane, DVM, Ph.D, maintains an interest in Biotech and is an employee of the Company, thus commencing a related party relationship. Aside from the acquisition described herein, there were no financial or non-financial transactions between the Company and the counterparty.
In conjunction with the acquisition, the Company entered into various put and call options which are classified on the Condensed Consolidated Balance Sheets as Notes Payable. The written put options can be exercised after June 30, 2024, at a valuation identical to the initial purchase price. The written call options can be exercised at any time prior to June 30, 2026, at an amount equal to two times the initial valuation or after June 30, 2026, at a valuation identical to the initial purchase price. Additionally, if certain product development milestones are met, the shares may be bought in various tranches at two times the initial valuation. The Company evaluated the put and call options embedded in the shares representing the non-controlling interest under the guidance in ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability because the fixed price of the put and call options are identical starting after June 30, 2026. As a result, the Company recorded the transaction as a financing arrangement of the purchase of the non-controlling interest, and will record 100% of the income and loss of Biotech in our Condensed Consolidated Statements of Loss. The options were not redeemable as of the acquisition date or as of the period ending September 30, 2021. The estimated fair value of the Notes Payable of $15.9 million is inclusive of the probability weighted outcomes of the options described herein.
The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in goodwill of $25.8 million, all of which is attributable to our North America segment. In connection with the acquisition and pursuant to the elections under Section 754 of the Internal Revenue Code, the Company expects to obtain an increase with respect to the tax basis in the assets of Biotech.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of September 1, 2021.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

September 1, 2021
Purchase price	$16,250
Notes payable	15,900
Total purchase consideration	$32,150
Accounts receivables	18
Other current assets	1
Inventories	173
Property and equipment, net	167
Operating lease right-of-use assets	1,014
Other intangible assets, net	6,000
Other non-current assets	15
Total assets acquired	7,388
Accounts payable	11
Accrued liabilities	33
Operating lease liabilities, current	193
Operating lease liabilities, non-current	821
Net assets acquired	6,330
Goodwill	25,820
Total fair value of consideration transferred	$32,150

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
Intangible assets acquired, amortization method and estimated useful life as of September 1, 2021, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Development technology	6 years	Straight-line	$6,000
Total intangible assets acquired			$6,000

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pro forma financial information related to the acquisition of Biotech has not been provided as it is not material to our consolidated results of operations.
BiEsseA Acquisition
On July 1, 2021, the Company completed the acquisition of BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”). The Company acquired 100% of the issued and outstanding shares of BSA for an aggregate purchase price of $7.2 million.
As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.9 million based on the achievement of certain performance metrics within three annual periods after 2021, each of which can pay up to one third of the total earn-out. The fair value of the contingent consideration as of the acquisition date, and as of September 30, 2021 was $2.3 million.
The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in $4.6 million of goodwill, all of which is attributable to our International segment. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation tested income, which may result in a decrease to the Company's future U.S. federal income tax liability.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of July 1, 2021. The total purchase consideration is subject to customary working capital adjustments.
Per the tax indemnification included in the purchase agreement of BSA, the seller has indemnified the Company for $0.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2025. As of September 30, 2021, approximately $0.5 million of the indemnification agreement remains outstanding.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

July 1, 2021
Purchase price	$4,835
Fair value of contingent consideration	2,334
Total purchase consideration	$7,169

Cash and cash equivalents	322
Accounts receivables	152
Other receivables	497
Prepaid expenses	8
Other current assets	275
Property and equipment, net	89
Operating lease right-of-use assets	44
Other intangible assets, net	3,329
Deferred tax asset, net	19
Total assets acquired	4,735
Accounts payable	208
Accrued liabilities	334
Operating lease liabilities, current	37
Deferred revenue, current, and other	85
Operating lease liabilities, non-current	20
Deferred tax liability	944
Other liabilities	500
Net assets acquired	2,607
Goodwill	4,562
Total fair value of consideration transferred	$7,169

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
Intangible assets acquired, amortization method and estimated useful life as of July 1, 2021, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	14 years	Straight-line	$3,329
Total intangible assets acquired			$3,329
Pro forma financial information related to the acquisition of Biotech has not been provided as it is not material to our consolidated results of operations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lacuna Acquisition
On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. As of September 30, 2021, $0.4 million of the indemnification holdback remains outstanding. As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million, and subsequently decreased to $1.0 million in the quarter ending September 30, 2021.
The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in $3.9 million of goodwill, primarily related to expanded opportunities with our offerings. All of the goodwill is allocated to the North America segment and is not tax deductible for income tax purposes.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of February 1, 2021.
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

Per the tax indemnification included in the purchase agreement of scil, the seller has indemnified the Company for $1.1 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2027. As of September 30, 2021, approximately $0.4 million of the indemnification agreement remains outstanding.

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

Unaudited Pro Forma Financial Information
The following tables present unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2019 (in thousands):

Nine Months Ended September 30, 2020
Revenue, net	$151,552
Net (loss) income before equity in losses of unconsolidated affiliates	$(17,733)
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Related Party Activities
CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively) conducted related party activities with Practice Clinicas Veterinarias Moviles, S.L. ("CVM Practice"), the owner of which was part of CVM management through June 1, 2021. CVM continues to lease two warehouses from CVM Practice, however the related party relationship was terminated as of June 1, 2021. CVM Practice charged CVM $24 thousand and $23 thousand during the nine months ended September 30, 2021 and nine months ended September 30, 2020, respectively, all of which is related to lease payments. The right-of-use asset and lease liability amounts related to the warehouse leases were approximately $0.2 million as of both September 30, 2021 and December 31, 2020.

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	September 30, 2021	December 31, 2020
Equity method investment	$2,849	$3,686
Non-marketable equity security investment	3,018	3,018
Investments in unconsolidated affiliates	$5,867	$6,704
Equity Method Investment
On September 24, 2018, the Company invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of its product development strategy. As of September 30, 2021, the Company's ownership interest in the business was 29.1%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net (loss) income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Loss.
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
5.    INCOME TAXES

The Company's total income tax (benefit) expense for our loss before income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss before income taxes and equity in losses of unconsolidated affiliates	$(2,403)	$(1,808)	$(3,186)	$(15,224)
Total income tax (benefit) expense	$(813)	$3,413	$(3,429)	$1,693

There were cash payments for income taxes of $0.4 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and there were cash payments of $0.5 million and $0.8 million, respectively, for income taxes for the three and nine months ended September 30, 2020. The Company had a tax benefit of $0.8 million and tax benefit of $3.4 million for the three and nine months ended September 30, 2021, respectively, compared to the tax expense of $3.4 million and tax expense of $1.7 million for the three and nine months ended September 30, 2020, respectively. The increase in tax benefit in the nine month period is due to excess tax benefits recognized from employee stock compensation, partially offset by non-deductible executive compensation and a release in the partial valuation allowance further discussed below. The Company recognized $0.7 million in excess tax benefits related to employee share-based compensation for the three months ended September 30, 2021, compared to $0.1 million recognized for the three months ended September 30, 2020. The Company recognized $1.7 million in excess tax benefits related to employee share-based compensation for the nine months ended September 30, 2021, compared to $0.5 million recognized for the nine months ended September 30, 2020.

As of September 30, 2021, the Company had a deferred tax asset of approximately $9.4 million from net operating losses and tax credits and a net partial valuation allowance recorded against these deferred tax assets. During the current year, the Company forecasts the release of approximately $0.3 million of the partial valuation allowance through the annual effective tax rate used to estimate tax expense. The release is due to an increase in non-deductible executive compensation and capitalization of research and development expenses that results in the projected utilization of net operating losses in the current year. After the release, the net partial valuation allowance is forecasted to be approximately $4.1 million as of December 31, 2021.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$5,664	$5,457
Finance	Property and equipment, net	1,625	1,907
Total Leased Assets		$7,289	$7,364

Liabilities
Operating	Operating lease liabilities, current	$2,251	$2,087
	Operating lease liabilities, non-current	3,933	3,858
Finance	Deferred revenue, current, and other	200	295
	Other liabilities	244	261
Total Lease Liabilities		$6,628	$6,501

Lessor Accounting

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales-type lease revenue	$3,086	$1,622	$8,212	$4,211
Sales-type lease cost of revenue	2,417	1,048	6,378	2,834
Profit recognized at commencement for sales-type leases	$669	$574	$1,834	$1,377

Operating lease income	$514	$476	$1,655	$918

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Heska Corporation	$(1,898)	$(5,219)	$(594)	$(16,864)

Basic weighted-average common shares outstanding	10,195	9,123	9,949	8,486
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Diluted weighted-average common shares outstanding	10,195	9,123	9,949	8,486

Basic loss per share attributable to Heska Corporation	$(0.19)	$(0.57)	$(0.06)	$(1.99)
Diluted loss per share attributable to Heska Corporation	$(0.19)	$(0.57)	$(0.06)	$(1.99)

The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock	—	—	—	611
Convertible Senior Notes	996	123	996	56
Stock options and restricted stock	404	312	381	329
	1,400	435	1,377	996

As more fully described in Note 16, the Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. As discussed in Note 1, the Company early adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and nine months ended September 30, 2021, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net earnings per share because the effect was anti-dilutive. The Company has elected to apply the modified retrospective method of adoption and will not restate EPS for the prior period.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the nine months ended September 30, 2021 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2020	$35,414	$52,862	$88,276
Goodwill attributable to acquisitions (subject to change)	29,720	4,562	34,282
Foreign currency adjustments	91	(3,065)	(2,974)
Carrying amount, September 30, 2021	$65,225	$54,359	$119,584

Other intangibles consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$48,412	$(10,045)	$38,367	$46,989	$(6,436)	$40,553
Developed technology	15,643	(2,665)	12,978	8,669	(1,696)	6,973
Trade names	225	(151)	74	197	(105)	92
Intangible assets not subject to amortization:
Trade names	7,915	—	7,915	8,374	—	8,374
Total intangible assets	$72,195	$(12,861)	$59,334	$64,229	$(8,237)	$55,992

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense relating to other intangibles was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$1,567	$1,502	$4,623	$3,556

The remaining weighted-average amortization period for intangible assets is approximately 7.7 years.

Estimated amortization expense related to intangibles for each of the five years from 2021 (remaining) through 2025 and thereafter is as follows (in thousands):

Year Ending December 31,
2021 (remaining)	$1,858
2022	7,362
2023	6,999
2024	6,571
2025	6,516
Thereafter	22,113
Total amortization related to finite-lived intangible assets	$51,419
Indefinite-lived intangible assets	7,915
Net intangible assets	$59,334

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$2,468	$2,590
Building	12,209	12,737
Machinery and equipment	42,298	40,411
Office furniture and equipment	2,236	2,047
Computer hardware and software	5,362	4,773
Leasehold and building improvements	10,765	10,728
Construction in progress	88	4
Property and equipment, gross	75,426	73,290
Less accumulated depreciation	(41,699)	(37,748)
Total property and equipment, net	$33,727	$35,542
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of September 30, 2021 and December 31, 2020, was $15.0 million and $13.6 million, respectively, before accumulated depreciation of $5.5 million and $4.7 million, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense was $1.7 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $5.2 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively.
10.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$14,393	$14,454
Work in process	4,854	4,262
Finished goods	25,789	21,321
Total inventories	$45,036	$40,037

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.
11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$7,878	$7,949
Accrued property taxes	499	659
Accrued purchase orders	2,028	1,549
Accrued taxes	3,521	3,731
Other	3,934	4,167
Total accrued liabilities	$17,860	$18,055
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    CAPITAL STOCK
During the nine months ended September 30, 2021, the Company granted the following stock options, restricted stock awards, and restricted stock units:

	Nine Months Ended September 30, 2021
	Options/Awards/Units Granted	Weighted-Average Grant Date Fair Value (per option/award)
Stock options	54,300	$78.19
Restricted stock awards	243,369	$207.24
Restricted stock units	6,000	$172.11
The Company used the Black-Scholes option pricing model to determine the grant date fair value of stock options with service and/or company performance conditions. For stock options with market conditions, we utilized a Monte Carlo simulation model to estimate grant date fair value. Compensation cost is recognized ratably over the vesting periods of the options and based on probability of achievement of performance metrics.
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
2021 Equity Offering

On March 5, 2021, the Company completed a public offering of 940,860 shares of common stock, $0.01 par value per share, at a public offering price of $186.00 per share. The Company received net proceeds of approximately $164.2 million after deducting underwriting discounts and commissions and issuance costs. The Company granted the underwriters an option to purchase up to an additional 141,129 shares of common stock from the Company at the offering price of $186.00 per share (less the underwriting discounts and commissions), within 30 days of the Prospectus Supplement dated March 2, 2021. The Company evaluated the accounting treatment of the option under ASC 815-40, Derivatives and Hedging - Contracts on an Entity's Own Equity, and determined that it met the criteria for equity treatment thereunder. The underwriters’ option was not exercised and expired on April 1, 2021. The Company is using the net proceeds of the offering for general corporate purposes, including working capital, further development and potential commercialization of current and future product initiatives, collaborations, and capital expenditures. The Company may also use a portion of the net proceeds of this offering to fund possible investments in or acquisitions of complementary businesses, products or technologies, or to repay indebtedness. See the Condensed Consolidated Statements of Cash Flows for further details regarding investing activities completed thus far.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain (Loss) on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income
Balances at December 31, 2020	$(386)	$5,872	$8,683	$14,169
Current period other comprehensive loss	—	(3,049)	(3,913)	(6,962)
Balances at September 30, 2021	$(386)	$2,823	$4,770	$7,207
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.
14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to repair or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.5 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Litigation Settlement

On November 1, 2019, Heska filed a civil complaint against Qorvo US, Inc, Qorvo Biotechnologies, LLC (together with Qorvo US, Inc, "Qorvo"), and Zomedica Inc. d/b/a Zomedica Corp ("Zomedica") in the United

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

States District Court for the Middle District of North Carolina, asserting claims for trade secret misappropriation, unfair and deceptive trade practices, unjust enrichment, tortious interference with business relations, and injunctive relief. In the litigation, Qorvo and Zomedica moved to assert counterclaims against Heska for unfair and deceptive trade practices and attempted monopolization. Both parties denied one another’s allegations, contentions, claims and counterclaims asserted in the litigation. The parties resolved these allegations through a negotiated settlement on September 20, 2021. In consideration for negotiation of the rights and obligations asserted by the parties, Qorvo agreed to pay the Company $1.2 million. The case was dismissed with prejudice and the matter is considered closed by the parties. The Company realized $1.2 million of other income during the period ended September 30, 2021 and collected the payment on October 5, 2021.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements or variable interest entities.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $43.8 million as of September 30, 2021.
15.    INTEREST AND OTHER (INCOME) EXPENSE, NET
Interest and other (income) expense, net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$(479)	$(123)	$(1,335)	$(476)
Interest expense	918	2,339	2,760	7,018
Other expense (income), net	(469)	(205)	(350)	(189)
Total interest and other (income) expense, net	$(30)	$2,011	$1,075	$6,353
Cash paid for interest for the three months ended September 30, 2021 and 2020 was $1.6 million and $1.6 million, respectively. Cash paid for interest for the nine months ended September 30, 2021 and 2020 was $3.3 million and $3.2 million, respectively.
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

No portion of the Notes was converted during the nine months ended September 30, 2021 and the liability component was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of September 30, 2021.
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

The following table summarizes the net carrying amount of the Notes (in thousands):

	September 30, 2021	December 31, 2020
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(2,322)	(37,791)
Net carrying amount	$83,928	$48,459
Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense related to contractual coupon interest	$809	$809	$2,426	$2,426
Interest expense related to amortization of the debt discount	104	1,524	310	4,573
	$913	$2,333	$2,736	$6,999

As of September 30, 2021, the remaining period over which the unamortized discount will be amortized is 60.0 months.

The estimated fair value of the Notes was $267.0 million and $156.9 million as of September 30, 2021 and December 31, 2020, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $258.54 on September 30, 2021, the if-converted value exceeded the aggregate principal amount of the Notes by $171.2 million.

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

The conversion of the Convertible Promissory Note is contingent upon certain events. Due to the convertible debt features included in the Convertible Promissory Note, it is not an equity security and is therefore not considered an additional investment in our Equity Method Investee. The Company accounted for the transaction as a note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The note receivable will be measured at amortized cost and evaluated for credit losses each reporting period. The Company determined that the redemption features described above met the definition of an embedded derivative that requires bifurcation from the note receivable host. The Company measured the redemption features at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Convertible Promissory Note using the effective interest method. The effective interest rate of the Convertible Promissory Note is 8.69%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Consolidated Statements of Loss.
The carrying value of the note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets, is as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal amount	$6,650	$6,650
Unamortized discount	(751)	(977)
Net carrying amount	$5,899	$5,673

The fair value of the embedded derivative was $1.0 million as of September 30, 2021 and December 31, 2020, respectively, and is included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in Interest and other (income) expense, net on the Consolidated Statements of Loss. In addition, the Company recorded an allowance for expected credit losses on the promissory note of $33 thousand as of September 30, 2021.

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

The Company evaluated the accounting treatment of the warrant to acquire securities and determined it is a freestanding instrument that meets the definition of a derivative under ASC 815 and requires bifurcation from the note receivable host. The Company measured the warrant at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Promissory Note using the effective interest method. The effective interest rate of the Promissory Note is 10.99%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Consolidated Statements of Loss.
The carrying value of the note receivable, included in Promissory note receivable from investee, net, on the Consolidated Balance Sheets, is as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal amount	$9,000	$—
Unamortized discount	(269)	—
Net carrying amount	$8,731	$—

The fair value of the derivative was $0.3 million at issuance and $0.4 million as of September 30, 2021, and is included in Other non-current assets on our Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other Interest and other (income) expense, net on the Consolidated Statements of Loss. In addition, the Company recorded an allowance for expected credit losses on the note receivable of $0.3 million as of September 30, 2021.
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
Our CODM continues to evaluate segment performance and allocate resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of September 30, 2021 due to the acquisition of scil.
Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended September 30, 2021	North America	International	Total
Total revenue	$37,809	$22,431	$60,240
Cost of revenue	20,034	14,962	34,996
Gross profit	$17,775	$7,469	$25,244
Gross margin	47%	33%	42%
Operating loss	$(1,645)	$(788)	$(2,433)

Three Months Ended September 30, 2020	North America	International	Total
Total revenue	$34,450	$22,186	$56,636
Cost of revenue	17,820	15,412	33,232
Gross profit	$16,630	$6,774	$23,404
Gross margin	48%	31%	41%
Operating (loss) income	$(10)	$213	$203

Nine Months Ended September 30, 2021	North America	International	Total
Total revenue	$115,614	$70,057	$185,671
Cost of revenue	60,908	46,777	107,685
Gross profit	$54,706	$23,280	$77,986
Gross margin	47%	33%	42%
Operating loss	$(484)	$(1,627)	$(2,111)

Nine Months Ended September 30, 2020	North America	International	Total
Total revenue	$91,081	$41,920	$133,001
Cost of revenue	49,187	29,098	78,285
Gross profit	$41,894	$12,822	$54,716
Gross margin	46%	31%	41%
Operating loss	$(7,172)	$(1,699)	$(8,871)

Asset information by reportable segment as of September 30, 2021 is as follows (in thousands):

As of September 30, 2021	North America	International	Total
Total assets	$435,246	$161,948	$597,194

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset information by reportable segment as of December 31, 2020 is as follows (in thousands):

As of December 31, 2020	North America	International	Total
Total assets	$238,550	$161,289	$399,839

     19.    SUBSEQUENT EVENTS

On November 1, 2021 the Company entered a definitive agreement to acquire 100% of VetZ GmbH ("VetZ"), a European leader in veterinary practice information management software solutions ("PIMS"). The acquisition is expected to close in early 2022, subject to satisfaction or waiver of customary closing conditions. The initial purchase price is approximately $32.1 million, subject to potential purchase price adjustments. Additionally, the seller may earn an additional $15.9 million in Heska stock which will be issued in tranches based on future financial and non-financial milestones.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 3, 2021 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
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
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 72.3% and 27.7%, respectively, of revenue for the three months ended September 30, 2021 and 71.3% and 28.7%, respectively, for the nine months ended September 30, 2021. Revenue from direct sales and distribution relationships represented 72.3% and 27.7%, respectively, of revenue for the three months ended September 30, 2020 and 69.8% and 30.2%, respectively, for the nine months ended September 30, 2020.
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
Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. During the fourth quarter of 2020 and into the first quarter of 2021, increased restrictions in countries in which we operate, mainly in the European Union and certain parts of Canada and Australia, re-emerged. In some part due to the introduction and acceptance of COVID-19 vaccines, restrictions eased in many of the countries in which we operate during the second and third quarters of 2021. However, with the rise in COVID-19 variants, the extent to which the continuation, or another wave, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.

While not significant to the overall results of the of the year, on-site installations of equipment have been impacted since March 2020. However, our financial position remains strong. On March 5, 2021, we completed a public offering of shares of common stock. As a result, we have sufficient liquidity to sustain our operations. We will continue to actively seek opportunities that are consistent with our strategic direction, which may include a need to raise additional capital.

Due to our dependence on global suppliers, manufacturers and shipping routes, we are experiencing increased delays in receiving supply, increased shipping costs and some targeted increase in materials cost. Our major research and development projects are continuing to progress substantially as planned but we have experienced sporadic delays in receiving raw materials and device components as well as inefficiencies in remote collaboration and field-testing.

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
The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of (Loss) Income (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$60,240	$56,636	$185,671	$133,001
Gross profit	25,244	23,404	77,986	54,716
Operating expenses	27,677	23,201	80,097	63,587
Operating (loss) income	(2,433)	203	(2,111)	(8,871)
Interest and other (income) expense, net	(30)	2,011	1,075	6,353
Loss before income taxes and equity in losses of unconsolidated affiliates	(2,403)	(1,808)	(3,186)	(15,224)
Income tax (benefit) expense	(813)	3,413	(3,429)	1,693
Net (loss) income before equity in losses of unconsolidated affiliates	(1,590)	(5,221)	243	(16,917)
Equity in losses of unconsolidated affiliates	(308)	(83)	(837)	(300)
Net loss after equity in losses of unconsolidated affiliates	(1,898)	(5,304)	(594)	(17,217)
Net loss attributable to redeemable non-controlling interest	—	(85)	—	(353)
Net loss attributable to Heska Corporation	$(1,898)	$(5,219)	$(594)	$(16,864)

Diluted loss per share attributable to Heska Corporation	$(0.19)	$(0.57)	$(0.06)	$(1.99)
Non-GAAP net income per diluted share(1)(2)	$0.20	$0.08	$1.27	$0.14

Adjusted EBITDA(1)	$5,640	$8,655	$22,468	$13,721
Net (loss) income margin(1)	(2.6)%	(9.2)%	0.1%	(12.7)%
Adjusted EBITDA margin(1)	9.4%	15.3%	12.1%	10.3%
(1) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income and Non-GAAP net income per diluted share to diluted loss per share attributable to Heska Corporation, the closest comparable GAAP measures, for each of the periods presented. Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA, respectively, to revenue.

(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,580 for the three months ended September 30, 2021 compared to 9,447 for the three months ended September 30, 2020 and 10,321 for the nine months ended September 30, 2021 compared to 8,486 for the nine months ended September 30, 2020.
Revenue
Total revenue increased 6.4% to $60.2 million for the three months ended September 30, 2021, compared to $56.6 million for the three months ended September 30, 2020. Total revenue increased 39.6% to $185.7 million in the nine months ended September 30, 2021, compared to $133.0 million in the nine months ended September 30, 2020. The increases in revenue are driven mainly by growth in POC Lab Consumables of 5.3% and 38.0% in the three and nine months ended September 30, 2021. We also experienced recovery from COVID impacts in the prior year related to capital placements in POC Imaging products. The three months ended September 30, 2021 were also favorably impacted by increased sales within OVP and unfavorably impacted by lower Tri-heart sales as a result of raw material delays in the quarter. The nine months ending September 30, 2021 were also favorably impacted by the acquisition of scil, which was completed on April 1, 2020 and represented $22.3 million in the nine months ended September 30, 2021 that was not included in the prior year period.
Gross Profit
Gross profit increased 7.9% to $25.2 million in the three months ended September 30, 2021, compared to $23.4 million in the three months ended September 30, 2020. Gross margin increased to 41.9% in the three months ended September 30, 2021, compared to 41.3% in the three months ended September 30, 2020. Gross profit increased 42.5% to $78.0 million in the nine months ended September 30, 2021, compared to $54.7 million in the nine months ended September 30, 2020. Gross margin increased to 42.0% in the nine months ended September 30, 2021, compared to 41.1% in the nine months ended September 30, 2020. The increase in gross profit for both periods was due mainly to increased revenue. The increase in gross margin percentage for both periods was due to favorable product mix.
Operating Expenses
Selling and marketing expenses were $10.8 million in the three months ended September 30, 2021, flat compared to the three months ended September 30, 2020. Selling and marketing expenses increased 23.2% to $34.1 million in the nine months ended September 30, 2021, compared to $27.7 million in the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 is primarily driven by the impact of international expansion related to recent acquisitions, which are in line with management's expectations. The increase is also impacted by higher stock-based compensation expenses of $0.9 million.
Research and development expenses decreased 11.0% to $2.0 million in the three months ended September 30, 2021, compared to $2.2 million in the three months ended September 30, 2020. Research and development expenses decreased 15.5% to $5.1 million in the nine months ended September 30, 2021, compared to $6.0 million in the nine months ended September 30, 2020. The variance is related to lower spending on product development for the urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings in the current year as these products are now commercialized.
General and administrative expenses increased 45.7% to $14.9 million in the three months ended September 30, 2021, compared to $10.3 million in the three months ended September 30, 2020. General and administrative expenses increased 36.9% to $40.9 million in the nine months ended September 30, 2021, compared to $29.9 million in the nine months ended September 30, 2020. The increase in both periods is driven by increased stock-based compensation expenses of $2.0 million and $6.0 million for the three and nine months ended September 30, 2021, respectively, and increased costs related to compensation. The increases for the nine months ended September 30, 2021 are partially offset by lower one-time costs of $6.4 million incurred in the nine months ended September 30, 2020 related to the acquisition of scil that did not repeat in the current year.
Interest and Other (Income) Expense, net
Interest and other (income) expense, net, was 30 thousand income in the three months ended September 30, 2021, compared to $2.0 million expense in the three months ended September 30, 2020. Interest and other (income) expense, net, was $1.1 million in the nine months ended September 30, 2021, compared to $6.4 million in the nine months ended September 30, 2020. The decrease in interest and other (income) expense in both periods was primarily driven by a change in accounting treatment related to non-cash interest expense as a result of the Notes, as well as one-time litigation settlement proceeds of $1.2 million realized in the third quarter of 2021 from an intellectual property lawsuit. Refer to Note 14 for further detail regarding the settlement.
Income Tax (Benefit) Expense
For the three months ended September 30, 2021, the Company had a total income tax benefit of $0.8 million, including $0.8 million of domestic deferred income tax benefit and $63 thousand of current income tax benefit. In the three months ended September 30, 2020, the Company had a total income tax expense of $3.4 million, including $3.0 million of domestic deferred income tax expense and $0.4 million of current income tax expense. The Company recognized $0.7 million in excess tax benefits related to employee share-based compensation in the three months ended September 30, 2021, compared to $0.1 million recognized in the three months ended September 30, 2020. For the nine months ended September 30, 2021 the Company had a total income tax benefit of $3.4 million, including $4.0 million of domestic deferred income tax benefit and $0.6 million of current income tax expense. In the nine months ended September 30, 2020, the Company had a total income tax expense of $1.7 million, including $1.3 million of domestic deferred income tax expense and $0.4 million of current income tax expense. The Company recognized $1.7 million in excess tax benefits related to employee share-based compensation in the nine months ended September 30, 2021, compared to $0.5 million recognized in the nine months ended September 30, 2020. The tax benefit for the 2021 periods versus the tax expense for the 2020 periods is due to the release of the valuation allowance for tax credits and excess tax benefits from employee stock compensation.
Net Loss Attributable to Heska Corporation
Net loss attributable to Heska was $1.9 million in the three months ended September 30, 2021, compared to net loss attributable to Heska of $5.2 million in the three months ended September 30, 2020. Net loss attributable to Heska was $0.6 million in the nine months ended September 30, 2021, compared to net loss attributable to Heska of $16.9 million in the nine months ended September 30, 2020. The difference between this line item and "Net (loss) income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to our minority interest in our French subsidiary, which we purchased in February 2019. In October 2020, the Company acquired the remaining 30% minority interest in Optomed. Net loss is lower in both comparative periods due to increases in revenue and gross profit, lower interest relating to the Notes, other income associated with the litigation settlement proceeds, and increased tax benefit, partially offset by increased operating expenses as discussed above.

Adjusted EBITDA
Adjusted EBITDA in the three months ended September 30, 2021 was $5.6 million (9.4% adjusted EBITDA margin), compared to $8.7 million (15.3% adjusted EBITDA margin) in the three months ended September 30, 2020. Adjusted EBITDA was $22.5 million (12.1% adjusted EBITDA margin) in the nine months ended September 30, 2021, compared to $13.7 million (10.3% adjusted EBITDA margin) in the nine months ended September 30, 2020. The decrease in the three months ended September 30, 2021 is driven by increased operating expenses as discussed above. The increase in the nine months ended September 30, 2021 is driven by increased revenue and gross profit as discussed above. The majority of the increases in operating expenses for the nine months ended September 30, 2021 are excluded from adjusted EBITDA due to their nature. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net loss (income), the closest comparable GAAP measure, for each of the periods presented.
Loss Per Share
Loss per share attributable to Heska was $0.19 per diluted share in the three months ended September 30, 2021 compared to loss of $0.57 per diluted share in the three months ended September 30, 2020. In the nine months ended September 30, 2021 we had a loss of $0.06 per diluted share compared to a loss of $1.99 per diluted share in the nine months ended September 30, 2020. The lower losses in both periods are primarily due to increases in revenue and profit, lower interest and amortization charges relating to the Notes, other income associated with the litigation settlement proceeds, and increased tax benefit, partially offset by operating expenses as discussed above.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.20 per diluted share in the three months ended September 30, 2021 compared to income of $0.08 per diluted share in the three months ended September 30, 2020. In the nine months ended September 30, 2021 non-GAAP EPS was income of $1.27 per diluted share compared to income of $0.14 per diluted share in the nine months ended September 30, 2020. The increase in both periods is primarily due to increases in revenue and profit, partially offset by operating expenses. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.
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

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income(1)	$(1,590)	$(5,221)	$243	$(16,917)
Income tax (benefit) expense	(813)	3,413	(3,429)	1,693
Interest expense, net	439	2,216	1,425	6,542
Depreciation and amortization	3,404	3,337	10,084	8,041
EBITDA	$1,440	$3,745	$8,323	$(641)
Acquisition-related and other one-time (benefits) costs(2)	(896)	776	121	7,379
Stock-based compensation	5,404	4,132	14,861	6,930
Equity in losses of unconsolidated affiliates	(308)	(83)	(837)	(300)
Net loss attributable to non-controlling interest	—	85	—	353
Adjusted EBITDA	$5,640	$8,655	$22,468	$13,721
Net (loss) income margin(3)	(2.6)%	(9.2)%	0.1%	(12.7)%
Adjusted EBITDA margin(3)	9.4%	15.3%	12.1%	10.3%
(1) Net (loss) income used for reconciliation represents the "Net (loss) income before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of one-time net benefits of $0.9 million and one-time charges of $0.1 million for the three and nine months ending September 30, 2021, and the one-time charges of $0.8 million and $7.4 million for the three and nine months ending September 30, 2020. These costs were incurred primarily as a result of acquisition-related charges, as well as litigation settlement proceeds of $1.2 million and a reduction of contingent consideration of $0.7 million in three and nine months ended September 30, 2021.

(3) Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA, respectively, to revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP loss attributable to Heska per diluted share	$(0.19)	$(0.57)	$(0.06)	$(1.99)
Acquisition-related and other one-time (benefits) costs(1)	(0.08)	0.08	0.01	0.87
Amortization of acquired intangibles(2)	0.15	0.16	0.45	0.42
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.01	0.03	0.03	0.07
Amortization of debt discount and issuance costs	—	0.16	—	0.54
Stock-based compensation	0.51	0.44	1.44	0.82
Loss on equity investee transactions	0.03	0.01	0.08	0.04
Estimated income tax effect of above non-GAAP adjustments(4)	(0.23)	(0.23)	(0.68)	(0.63)
Non-GAAP net income per diluted share	$0.20	$0.08	$1.27	$0.14

Shares used in diluted per share calculations	10,580	9,447	10,321	8,486

(1) To exclude the effect of one-time net benefits of $0.9 million and one-time charges of $0.1 million for the three and nine months ending September 30, 2021, and $0.8 million and $7.4 million for the three and nine months ending September 30, 2020. These costs were incurred primarily as a result of acquisition related charges, as well as litigation settlement proceeds of $1.2 million and a reduction of contingent consideration of $0.7 million in three and nine months ended September 30, 2021.

(2) To exclude the effect of amortization of acquired intangibles of $1.6 million and $4.6 million in the three and nine months ended September 30, 2021, compared to $1.5 million and $3.6 million in the three and nine months ended September 30, 2020. These costs were incurred as part of the purchase accounting adjustments for recent acquisitions.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, compared to $0.2 million and $0.6 million in the three and nine months ended September 30, 2020.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding items which are not deductible for tax of $0.7 million and $0.6 million benefit for the three and nine months ended September 30, 2021, respectively, compared to $32 thousand and $4.0 million cost for the three and nine months ended September 30, 2020, respectively), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax benefits related to stock-based compensation of $0.7 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, compared to $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. Adjusted effective tax rates are approximately 25% for all periods presented.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.
Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.
The North America segment represented approximately 62.8% and 62.3% of our revenue for the three and nine months ended September 30, 2021, respectively, and the International segment represented approximately 37.2% and 37.7% of our revenue for the three and nine months ended September 30, 2021, respectively.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements Loss (in thousands).

North America Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$21,241	$19,839	$1,402	7.1%	$63,959	$52,640	$11,319	21.5%
Instruments & Other	3,547	3,768	(221)	(5.9)%	10,017	9,346	671	7.2%
Consumables	17,694	16,071	1,623	10.1%	53,942	43,294	10,648	24.6%
Point of Care imaging	7,433	5,268	2,165	41.1%	21,222	12,912	8,310	64.4%
PVD	4,297	5,437	(1,140)	(21.0)%	17,370	14,821	2,549	17.2%
OVP	4,838	3,906	932	23.9%	13,063	10,708	2,355	22.0%
Total North America revenue	$37,809	$34,450	$3,359	9.8%	$115,614	$91,081	$24,533	26.9%
North America Gross Profit	$17,775	$16,630	$1,145	6.9%	$54,706	$41,894	$12,812	30.6%
North America Gross Margin	47.0%	48.3%			47.3%	46.0%
North America Operating Income (Loss)	$(1,645)	$(10)	$(1,635)	N/M	$(484)	$(7,172)	$6,688	93.3%
North America Operating Margin	(4.4)%	—%			(0.4)%	(7.9)%
North America segment revenue increased 9.8% to $37.8 million for the three months ended September 30, 2021, compared to $34.5 million for the three months ended September 30, 2020. The $3.4 million increase was driven by increased POC Imaging sales of $2.2 million driven by increased sales in Canada, a 10.1% increase in revenue in POC Lab Consumables, which had increased utilization and price in the current period, and increased sales for the period in OVP, partially offset by lower PVD sales of $1.1 million, driven by Tri-heart due to raw material delays. North America segment revenue increased 26.9% to $115.6 million for the nine months ended September 30, 2021, compared to $91.1 million for the nine months ended September 30, 2020. The $24.5 million increase was driven by a 24.6% increase in revenue in POC Lab Consumables, which had increased utilization and price in the current period, increased POC imaging sales of $8.3 million driven by increased sales in Canada, and higher PVD sales of $2.5 million, primarily related to allergy and Tri-heart.

Gross profit for the North America segment was $17.8 million compared to $16.6 million for the three months ended September 30, 2021 and 2020, respectively. Gross profit was $54.7 million compared to $41.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in gross profit for both periods is primarily driven by increased revenue in the current year periods. Gross margin was 47.0% for the three months ended September 30, 2021, compared to 48.3% in the three months ended September 30, 2020. Gross margin was 47.3% for the nine months ended September 30, 2021, compared to 46.0% in the nine months ended September 30, 2020. The decrease for the three months ended September 30, 2021 is driven by idle plant costs for contract manufacturing and unfavorable product mix. The increase for the nine months ended September 30, 2021 is due to favorable product mix, primarily due to increased sales of higher margin POC Lab Consumables, and increased margin from POC Imaging.

North America operating loss increased $1.6 million and decreased $6.7 million for the three and nine months ended September 30, 2021 compared to the prior year periods. The increase for the three months ended September 30, 2021 is driven by increased operating expenses, primarily due to higher stock-based compensation expenses, partially offset by higher revenue and margin. The decrease for the nine months ended September 30, 2021 is driven by higher revenue and margin, partially offset by increased operating expenses, primarily due to higher stock-based compensation expenses.

International Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Dollar Change	% Change	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$15,023	$14,307	$716	5.0%	$46,184	$26,778	$19,406	72.5%
Instruments & Other	3,800	2,920	880	30.1%	10,801	5,360	5,441	101.5%
Consumables	11,223	11,387	(164)	(1.4)%	35,383	21,418	13,965	65.2%
Point of Care imaging	5,849	7,029	(1,180)	(16.8)%	19,783	12,791	6,992	54.7%
PVD	1,559	850	709	83.4%	4,090	2,351	1,739	74.0%
Total International revenue	$22,431	$22,186	$245	1.1%	$70,057	$41,920	$28,137	67.1%
International Gross Profit	$7,469	$6,774	$695	10.3%	$23,280	$12,822	$10,458	81.6%
International Gross Margin	33.3%	30.5%			33.2%	30.6%
International Operating (Loss) Income	$(788)	$213	$(1,001)	(470.0)%	$(1,627)	$(1,699)	$72	4.2%
International Operating Margin	(3.5)%	1.0%			(2.3)%	(4.1)%

International segment revenue was $22.4 million compared to $22.2 million for the three months ended September 30, 2021 and 2020, respectively. International segment revenue was $70.1 million compared to $41.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in the three months ended September 30, 2021 is due to a $0.9 million increase in revenue in POC Lab Instruments, as a result of fewer COVID-19 impacts in the current year and the impact of sales-type leases for the Reset program, and $0.7 million increased PVD revenue due to higher sales of single use tests; partially offset by a $1.2 million decline in POC Imaging sales due to supply chain interruption and increased competition. The increase in the nine months ended September 30, 2021 is due to increased POC Lab Consumables revenue, fewer COVID-19 impacts for POC Imaging and POC Lab Instruments and the acquisition of scil, which occurred on April 1, 2020.

Gross profit for the International segment was $7.5 million compared to $6.8 million for the three months ended September 30, 2021 and 2020, respectively. Gross profit was $23.3 million compared to $12.8 million for the nine months ended September 30, 2021 and 2020, respectively. Gross margin for the International segment was 33.3% and 33.2% for the three and nine months ended September 30, 2021, respectively, compared to 30.5% and 30.6% for the three and nine months ended September 30, 2020, respectively. The increase in gross profit for both periods is primarily driven by favorable revenue and costs. The increase in gross margin is driven by favorable product mix within POC Lab Consumables and also lower sales of lower margin products within POC Imaging.
International segment operating loss was $0.8 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, compared to income of $0.2 million and loss of $1.7 million in the comparable prior year periods. The operating loss for the three months ended September 30, 2021 is driven by increased operating expenses, largely as a result of international expansion. The lower operating loss for the nine months ended September 30, 2021 is driven primarily by increased revenue and gross profit as a result of the scil acquisition, as discussed above, mostly offset by increased operating expenses.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $222.9 million, which includes net proceeds from the issuance of common stock of approximately $167 million on March 5, 2021.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Dollar Change	% Change
Net cash provided by (used in) operating activities	$5,272	$(8,101)	$13,373	165.1%
Net cash used in investing activities	(34,596)	(120,043)	85,447	71.2%
Net cash provided by financing activities	166,132	123,499	42,633	34.5%
Foreign exchange effect on cash and cash equivalents	(242)	123	(365)	(296.7)%
Increase (decrease) in cash and cash equivalents	136,566	(4,522)	141,088	3,120.0%
Cash and cash equivalents, beginning of the period	86,334	89,030	(2,696)	(3.0)%
Cash and cash equivalents, end of the period	$222,900	$84,508	$138,392	163.8%
For the nine months ended September 30, 2021 and September 30, 2020, cash flow provided by (used in) operations was $5.3 million and $(8.1) million, respectively, which was primarily the result of (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Dollar Change	% Change
Net (loss)	$(594)	$(17,217)	$16,623	96.5%
Non cash expenses and other adjustments	23,682	22,605	1,077	4.8%
Change in accounts receivable	5,504	(1,813)	7,317	403.6%
Change in inventories, net	(9,286)	(3,901)	(5,385)	(138.0)%
Change in other assets	(6,885)	(1,423)	(5,462)	(383.8)%
Change in accounts payable	(2,913)	(2,708)	(205)	(7.6)%
Change in other liabilities	(4,236)	(3,644)	(592)	(16.2)%
Net cash provided by (used in) operating activities	$5,272	$(8,101)	$13,373	165.1%
For the nine months ended September 30, 2021 and September 30, 2020, cash flow used in investing activities was $34.6 million and $120.0 million, respectively, which was primarily used for (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Dollar Change	% Change
Acquisition of CVM	$—	$(14,420)	$14,420	NM
Acquisition of Biotech	(16,250)	—	(16,250)	NM
Acquisition of Lacuna, net of cash acquired	(3,882)	—	(3,882)	NM
Acquisition of BiEssA, net of cash acquired	(4,513)	—	(4,513)	NM
Promissory note receivable issuance	(9,000)	—	(9,000)	NM
Purchases of property and equipment	(993)	(486)	(507)	(104.3)%
Proceeds from disposition of property and equipment	42	—	42	NM
Acquisition of scil, net of cash acquired	—	(105,137)	105,137	NM
Net cash (used in) provided by investing activities	$(34,596)	$(120,043)	$85,447	71.2%

For the nine months ended September 30, 2021 and September 30, 2020, cash flow from financing activities was $166.1 million and $123.5 million, respectively, which was the result of (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Dollar Change	% Change
Payment of preferred stock issuance costs	$(314)	$(214)	$(100)	(46.7)%
Preferred stock proceeds	—	122,000	(122,000)	NM
Proceeds from issuance of common stock	168,770	2,050	166,720	8,132.7%
Repurchases of common stock (stock received for options in lieu of cash)	(1,503)	(652)	(851)	(130.5)%
Repayments of other debt	(821)	(193)	(628)	(325.4)%
Borrowings on other debts	—	508	(508)	NM
Net cash provided by financing activities	$166,132	$123,499	$42,633	34.5%
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we actively seek opportunities that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020. We may seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $0.2 million negative impact for the nine months ended September 30, 2021 and a $0.1 million positive impact for the nine months ended September 30, 2020, which represents a decrease of approximately $0.4 million. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit, which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of September 30, 2021, the Company had purchase obligations for inventory of $43.8 million. Refer to Note 6. Leases in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of lease obligations.

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
Changes in Internal Control over Financial Reporting
On April 1, 2020, we acquired scil animal care company GmbH, as more fully described in Note 3. Acquisitions and Related Party Items in our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our consolidated financial statements. As of September 30, 2021, the integration of the internal controls relating to the acquired business has been substantially completed and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2021. There have been no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We are involved in various legal proceedings that arise from time to time in the ordinary course of our business. We believe that the outcome of any of the proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows.

Item 1A.Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 2021	487	$252.17	—	$—
August 2021	—	$—	—	$—
September 2021	183	$257.80	—	$—
	670	$253.71	—	$—

(1) Shares of Public Common Stock we purchased between July 1, 2021 and September 30, 2021 were solely for the cancellation of shares of stock withheld for related tax obligations.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2021.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)