Form 10-K
period 2021-12-31
HESKA CORP
filed 2022-02-28
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $2,244,791,831 as of June 30, 2021 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

10,812,985 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at February 24, 2021.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2022 Annual Meeting of Stockholders to be held on or about May 4, 2022.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element DC5X and Element RC, Element RCX, Element RC3X, Element AIM, and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. This Annual Report on Form 10-K also refers to trademarks and trade names of other organizations.

-i-

Statement Regarding Forward Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K and include, among others, risks and uncertainties related to:
•the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•the success of third parties in marketing our products;
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
Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2022 proxy statement on Schedule 14A, as of the date of the Schedule 14A.

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
Overview
We sell veterinary and animal health diagnostic and specialty products. Our offerings include Point of Care diagnostic laboratory instruments and consumables; Point of Care digital imaging diagnostic products; reference laboratory testing; digital cytology services; vaccines; local and cloud-based data services; allergy testing and immunotherapy; single-use offerings such as in-clinic diagnostic tests and heartworm preventive products; and practice information management software and related software. Our core focus is on supporting veterinarians in the canine and feline healthcare space.

On February 22, 2019, the Company acquired 70% of the equity of Optomed. Optomed designs, develops, manufactures and distributes veterinary imaging solutions, with a primary focus and expertise in endoscopy technologies and has a direct sales presence in France. On November 4, 2019 the Company acquired A. DUCHENE IMMO ("SCI Duchene"). SCI Duchene owns real estate in which Optomed operates.

On December 5, 2019, the Company acquired CVM Diagnostico Veterinario, S.L. and CVM Ecografia, jointly known as the CVM Companies ("CVM"). CVM is a Spanish company that primarily sells and performs marketing of medical equipment to veterinary clinics. In 2021, CVM was merged into scil animal care company SL.

On April 1, 2020, the Company completed the acquisition of scil animal care company GmbH ("scil") from Covetrus, Inc. scil represents a key milestone in the Company's long-term strategic plan creating a global veterinary diagnostics company with leadership positions in key geographic markets. Scil has operations in Germany, France, Italy, Spain, Canada, and Malaysia.

On October 5, 2020 the Company acquired the remaining 30% minority interest in Optomed. The Company had previously acquired 70% of the equity of Optomed in February 2019. The purchase allowed the Company to assume full control of the business operations. In March 2021, the interest in Optomed was sold to scil, and Optomed was immediately merged into scil animal care company sarl.

On February 1, 2021 the Company acquired Lacuna Diagnostics, Inc. ("Lacuna"). Lacuna is a United States based company that specializes in digital cytology services. The purchase allows the Company to broaden our Point of Care diagnostics offering. The Lacuna entity was immediately dissolved on February 1, 2021.

On July 1, 2021, the Company acquired BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”). BSA is based in Milan, Italy and allows the Company to enter into the central reference laboratory market in Europe. In January, 2022, BSA was merged into scil animal care company SRI.

On September 1, 2021, the Company acquired 65% of the equity of Biotech Laboratories U.S.A. LLC ("Biotech"). Biotech is a developer of rapid assay diagnostic testing.

On January 3, 2022, the Company acquired VetZ GmbH (“VetZ”). VetZ is a European leader in veterinary practice information management software solutions (“PIMS”).

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
For the year ended December 31, 2021, our North America and International segments represent approximately 62.6% and 37.4% of our total revenue, respectively.
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
Blood Chemistry. Element DC® Veterinary Chemistry Analyzer (the "Element DC") is an easy-to-use, robust system that uses dry slide technology for blood chemistry and electrolyte analysis. The Element DC5x® Veterinary Chemistry Analyzer (the "Element DC5x"), launched during 2018, delivers faster run times, higher throughput, and allows simultaneous staging of five patient samples. The Element DCXTM Veterinary Chemistry Analyzer (the "Element DCX"), launched during 2021, is a new chemistry analyzer that is nestled between the economical Element DC and the ultra-high-capacity Element DC5x. The Element DC, Element DCX, and Element DC5x utilize the same test slides. We are supplied with the Element DC, Element DCX, and Element DC5x, as well as the affiliated test slides and supplies, under a contractual agreement with FUJIFILM Corporation for sale in the North America segment.
We also market and distribute the Element RC®, Element RCXTM, and Element RC3XTM, easy-to-use, compact chemistry systems that utilize load-and-go rotors for blood chemistry and electrolyte analysis. A small volume of whole blood can be loaded on the rotor, eliminating the need for external centrifugation. Rotors of various test menus are available, providing results in some cases for up to 21 measured tests, including additional calculated values. We also market and distribute the scil Element DC®, easy to use, compact chemistry systems that utilize load-and-go dry chemistry tests for blood chemistry. We are supplied with the Element RC, the Element RCX, the Element RC3X, and the scil Element DC under contractual agreements with various suppliers, which are sold and marketed in the International segment.

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
The Element COAG+TM Veterinary Analyzer (the "Element COAG+") is a lightweight, handheld, battery-powered, wifi-capable cartridge-based system used for coagulation testing. The combined PT/aPTT test strips are stored at room temperature and accurate analysis can be achieved in just minutes using only 10ul of fresh or citrated whole blood.
Urine and Fecal Diagnostics. The Element AIM® Veterinary Analyzer (the "Element AIM") is a first in class automated fecal and urine combination point of care laboratory analyzer. Utilizing a novel, proprietary dual-sample type-capable cartridge, on-board centrifugation, sophisticated three-plane precision motion system, superior optical subsystem components, and image capture and processing artificial intelligence, the Element AIM provides accurate automated urine sediment and fecal flotation results in minutes. State of the art quality images are presented for rapid viewing during the patient visit, eliminating manual sample processing and time-consuming microscopic slide review. Cloud image capture and continuous machine learning software capabilities will allow identification, classification, and quantitation improvements over time, as well as additional enhancements in identifying new target objects.
Digital Cytology. The HeskaViewTM Telecytology service provides in-clinic automated microscopic slide scanning and computing equipment that is seamlessly integrated with an online, on-demand network of board-certified clinical pathologists available 24 hours a day, 7 days a week, 365 days a year. Patient samples scanned and submitted can be evaluated and a comprehensive pathology report returned to the veterinarian typically within a couple of hours, often within minutes for urgent STAT needs, expediting patient diagnosis and treatment, elevating overall patient care.
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

Point of Care Rapid Assay Diagnostic Tests
We sell rapid point-of-care tests to detect antigens and antibodies associated with infectious and parasitic diseases of animals. The trūRapid™ line of lateral flow tests are fast, accurate, and convenient for veterinarians. There are over 20 different tests available to detect antigens and antibodies for a variety of infectious and parasitic diseases. Both individual and multiplex rapids are available to give clinics the ultimate flexibility in testing options. trūRapids™ can be used on a variety of samples, including feces, whole blood, serum, or plasma and are stored at room temperature providing convenience for any practice. With strong sensitivity and specificity, trūRapid™ tests afford clinics the confidence to make the correct clinical decisions to diagnose and treat pets.
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
Other Vaccines and Pharmaceuticals ("OVP")
We developed a line of bovine vaccines that are licensed by the U.S. Department of Agriculture ("USDA"). In January 2015, we signed a long-term Master Supply Agreement related to these vaccines with Elanco.
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
Marketing, Sales and Customer Support
We currently market our products to veterinarians through an outside field organization, a telephone sales force and independent third-party distributors, as well as through trade shows, print advertising and through other distribution relationships, such as Merck Animal Health in the case of our heartworm preventive. As of December 31, 2021, our customer facing sales, installed base support and utilization organization consisted of 144 and 125 individuals in various parts of our North America and International segments, respectively.
Veterinarians may obtain our products directly from us or indirectly through others. All of our products ultimately are sold primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Internationally, we market our products to veterinarians primarily through our recent acquisitions of scil, Optomed and CVM, and through organic efforts in Australia we have begun to market directly. We also market internationally outside our key countries through third-party veterinary diagnostic laboratories and independent third party distributors.
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
Manufacturing
The majority of our revenue is from proprietary products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies.
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

We actively seek patent protection both in the U.S. and abroad. Our issued patent portfolios primarily relate to allergy, diagnostic and detection tests, and vaccine delivery technologies. As of December 31, 2021, we owned, co-owned or had rights to 2 issued U.S. patents expiring at various dates from May 2022 to April 2024 and had 1 pending U.S. patent application. Our corresponding foreign patent portfolio as of December 31, 2021 included 2 issued patents in various foreign countries expiring at various dates from March 2022 to August 2024 and no pending applications.
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

We have pursued Conformité Européene (CE)Marking for imaging equipment and regulatory approval outside the U.S. based on market demographics of foreign countries. For marketing outside the U.S., we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the U.S. We cannot be certain that approval of any of our products in one country will result in approvals in any other country.
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
Human Capital Resources
As of December 31, 2021, we employed approximately 655 persons, 396 of which resided in North America and 259 internationally. We employ temporary workers on a need only basis to maintain business flexibility and a dynamic workforce. We are committed to employee diversity and inclusion and the support of traditionally underrepresented groups in management. Our workforce is approximately 53% women and 47% men with 40% of our U.S. management team (defined as Director, Vice President, Senior Vice President and Executive Vice President) represented by women. In 2021, we experienced an employee turnover rate of approximately 15% globally.
We believe that the current and future success of our company’s ability to execute on its strategic initiatives is highly dependent upon our ability to recruit, retain and reward our employees. We engage in targeted recruitment strategies to fill highly skilled positions. Our employees enjoy competitive compensation plans including market rate targeted salaries, robust benefits including retirement plans and employee stock purchase plan opportunities, and the opportunity for participation in short- and long-term incentive programs. Our compensation philosophy is designed to provide an appealing, market-based and rewarding compensation program that encourages high personal and company performance, strong cultural and ethical behavior, and incentives aligned with shareholder interests. Our aim is to attract, engage and retain highly qualified, motivated, and creative people who will fulfill our mission to be the “voice of the pet,” while delivering on Heska goals in a healthy, honest, and sustainable manner.

We are committed to providing a workplace that protects the health and well-being of our employees. All employees are required to abide by our Code of Conduct and Ethics, company health and safety parameters and contribute to a positive and friendly company culture. Due to the COVID-19 pandemic and in consideration of our employees’ safety, in March 2020, we implemented work from home policies for all employees with the ability to work remotely, along with targeted on-site attendance for employees whose job requires their physical presence. At our Des Moines, Iowa manufacturing facility, we instituted staggered start times, designated building entry/exit protocols and closed common areas to maximize “social distancing” guidelines. As of December 31, 2021, we continue to enforce these safety precautions and abide by Center for Disease Control (“CDC”) guidelines, while tentatively planning limited return to work procedures in the second half of 2022.

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

Information About Our Executive Officers
Our executive officers and their ages as of February 28, 2022 are as follows:

Name	Age	Position
Kevin S. Wilson	49	Chief Executive Officer and President
Catherine Grassman	46	Executive Vice President, Chief Financial Officer
Nancy Wisnewski, Ph.D.	59	Executive Vice President, Chief Operating Officer
Steven M. Eyl	56	Executive Vice President, Chief Commercial Officer, and President, scil animal care company
Christopher Sveen	39	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary, Heska and President, Diamond Animal Health
Eleanor Baker	37	Executive Vice President, Managing Director and Chief Operating Officer scil animal care company
Kevin S. Wilson was appointed President and Chief Executive Officer effective March 31, 2014. He previously served as our President and Chief Operating Officer from February 2013. Mr. Wilson became a member of our Board of Directors in May 2014. Mr. Wilson is a founder, member and officer of Cuattro, LLC, an imaging and software company. Since 2008, he has been involved in developing technologies for radiographic imaging with Cuattro, LLC and as a founder of Cuattro Software, LLC, Cuattro Medical, LLC and Cuattro Veterinary, LLC. Mr. Wilson served on the board of various private, non-profit and educational organizations from 2005 to 2011. He was a founder of Sound Technologies, Inc., a diagnostic imaging company, in 1996. After Sound Technologies, Inc. was sold to VCA Antech, Inc. in 2004, Mr. Wilson served as Chief Strategy Officer for VCA Antech, Inc. until 2006. Mr. Wilson attended Saddleback College.
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

Risks related to our business and industry

•Uncertainty regarding the extent to which the COVID-19 pandemic will adversely impact our business, results of operations and financial condition.
•If third parties with substantial marketing rights for certain of our historical products, existing products, or future products under development are not successful in marketing those products, then our sales and financial position may suffer.
•We rely substantially on third party suppliers and rights under contracts with third parties. The loss of products, or rights under contracts, or delays in product availability from one or more third party suppliers could substantially harm our business.
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
•We are currently evaluating, and we intend to pursue, acquisitions, investments, licenses, joint ventures, and other strategic development opportunities, which may not have desired results and could be detrimental to our financial position.
•Obtaining and maintaining regulatory approvals in order to market our products may be costly and could delay the marketing and sales of our products. Failure to meet all regulatory requirements could cause significant losses from affected inventory and the loss of market share.
•Our future revenues depend on successful product development, direct manufacturing, contract manufacturing, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.
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

Risks related to our business and industry

The extent to which the COVID-19 pandemic will adversely affect our business, results of operations and financial condition is uncertain.

The global spread of the coronavirus and its variants (the “COVID-19 pandemic”) has created significant uncertainty and economic disruption in the markets in which we operate, both near-term and potentially long-term. The extent to which the COVID-19 pandemic will affect our business, results of operation and financial condition is difficult to predict and depends on numerous rapidly evolving factors, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, the impact of actions taken by governmental authorities and other third parties in response to the pandemic, and the impact of these and other factors on our employees, customers, and suppliers. Although difficult to determine the full scope of the effects of the COVID-19 pandemic on our business, we have experienced and continue to experience supply chain disruptions, which may result in manufacturing delays and increased component costs. We also expect that we may incur increased compensation expenses and higher-than-normal employee turnover as we attempt to attract and retain skilled employees during a macro working environment where qualified labor is in short supply, job-mobility is high in part because of remote working arrangements, and the benefits of company culture and personal relationships are more difficult to realize outside of the traditional office setting. We are also monitoring the effects of the COVID-19 pandemic on the operation of veterinary clinics, consumer discretionary spending on their pets’ health and wellbeing, research and development trends regarding animal health vis a vis human health, and the ability of our sales staff to travel and our manufacturing staff to operate in their normal capacities. However, the effect of the COVID-19 pandemic on the foregoing issues and numerous other potential issues is difficult to predict, both in the short-term and in the long-term, and any one of them could cause a material adverse effect on our business, results of operation and financial condition. The COVID-19 pandemic could also have the effect of heightening other risk factors described in this report.

If third parties with substantial marketing rights for certain historical products, existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

We are party to agreements with Merck Animal Health (“MAH”) for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, and Elanco for certain bovine vaccines, which have been sold primarily under the Titanium and MasterGuard brands. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. For example, in 2019, MAH failed to market, sell and support our heartworm preventive product, which resulted in depressed PVD product annual revenue in our North America segment. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. Third party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

We rely substantially on third party suppliers and rights under contracts with third parties. The loss of products, or rights under contracts, or delays in product availability from one or more third party suppliers could substantially harm our business.

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
•Supply chain constraints in raw materials to suppliers. Our suppliers rely on sourcing raw materials, instrument components and other items necessary to produce the supply of products we offer our customers. Supply chain constraints faced by our suppliers may delay a supplier’s ability to produce our products, which could create an interruption in our ability to fulfill orders.
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

Revenue from Covetrus, Inc., formerly known as Henry Schein Animal Health ("Covetrus"), represented approximately 8%, 6% and 14% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2021, 2020 or 2019. No customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2021 or 2020. The loss of, or material reduction in business from, any of our significant customers could adversely affect our business and financial results.

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

A core component of our future growth strategy is international expansion. As we continue to expand our international footprint, we will be increasingly susceptible to the risks associated with international operations including, but not limited to, the following:

•uncertain political and economic climates and fluctuations in exchange rates that may increase the volatility of foreign-based revenue and expense;
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

We have faced, and may face in the future, legal disputes related to our business. Even if meritless, these disputes may require significant expenditures on our part and could entail a significant distraction to members of our management team or other key employees. Insurance coverage may not cover any costs required to litigate a legal dispute or an unfavorable ruling or settlement. A legal dispute leading to an unfavorable ruling or settlement, whether or not insurance coverage may be available for any portion thereof, could have material adverse consequences on our business. Moreover, we may have to use legal means and incur affiliated costs to secure the benefits to which we are entitled under third party agreements, such as to collect payment for goods shipped to third parties, which would reduce our income as compared to what it otherwise would have been.

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

We may also need to pursue litigation to enforce any contractual rights or patents issued to us or our collaborative partners, to protect trade secrets or know-how owned by us or our collaborative partners, or to determine the enforceability, scope and validity of our contractual rights or the proprietary rights of others. Any litigation or interference proceedings will likely result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. Any adverse determination in litigation or interference proceedings could subject us to significant liabilities to third parties. Further, as a result of litigation or other proceedings, we may be required to seek licenses from third parties which may not be available on commercially reasonable terms, or at all.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $118.8 million at December 31, 2021 and $88.3 million at December 31, 2020. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

We are currently evaluating, and we intend to pursue, acquisitions, investments, licenses, joint ventures, and other strategic development opportunities, which may not have desired results and could be detrimental to our financial position.

We continue to evaluate, and we intend to pursue, acquisitions and other strategic development opportunities, including minority investments where strategic, such as our acquisition of scil in 2020, our acquisitions of Lacuna, BiEsseA, and Biotech in 2021, and our acquisition of VetZ in 2022. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance shareholder value. We may also diminish our cash resources or dilute stockholders in order to finance any such acquisition or other strategic transaction.

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

We make investments into licenses, third parties, and contracts with legal, development and commercial rights and obligations. These investments may not produce positive results, economic or strategic value, or any benefits and may decline in value or have no value.

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

Our future revenues depend on successful product development, direct manufacturing, contract manufacturing, commercialization and/or market acceptance, any of which can be slower than we expect or may not occur.

The product development and regulatory approval and maintenance process for many of our current and potential products is extensive and may take substantially longer than we anticipate. Research projects may fail. New products that we may be developing for the veterinary marketplace may not perform consistently within our expectations. Because we have limited resources to devote to product development and commercialization, any delay in the development of one product or reallocation of resources to product development efforts that prove unsuccessful may delay or jeopardize the development of other product candidates. If we fail to successfully develop new products and bring them to market in a timely manner, our ability to generate additional revenue will decrease.

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

Even if we are successful in the development of a product or obtain rights to a product from a third party supplier, we may not be able to, ourselves or through a third party, manufacture such product or continue to manufacture such product on an ongoing basis necessary to realize economic value or service customers, or manufacture such product economically or to the standard necessary to realize economic value or service customers.

Many of our expenses are fixed and if factors beyond our control cause our revenue to fluctuate, this fluctuation could cause greater than expected losses, cash flow and liquidity shortfalls.

We believe that our future operating results will fluctuate on a quarterly basis due to a variety of factors which are generally beyond our control, including:

•supply of products and components, including minimum purchase agreements, from third party suppliers or termination, cancellation or expiration of such relationships;
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

Prior to 2005, we incurred net losses on an annual basis since our inception in 1988 and, as of December 31, 2021, we had an accumulated deficit of $148.6 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the year ended December 31, 2021, the closing stock price of our common stock has ranged from a low of $143.93 to a high of $274.20, and the closing sale price of our common stock on February 24, 2022 was $137.17 per share. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

In February 2018, our board of directors granted a waiver to a non-affiliated stockholder to allow the purchase, subject to certain limitations, of up to 730,000 shares of our common stock without causing a Transfer Violation. This waiver can be withdrawn by our board of directors at any time, in which case the non-affiliated stockholder is to only sell our stock until the non-affiliated stockholder ceases to be a Five Percent Shareholder (as defined in our Certificate of Incorporation). On August 7, 2019, our board of directors determined to waive the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and transfer of our Notes, any issuance of shares of the Company’s common stock upon conversion of any of the Notes, and any subsequent and further transfer of any such common stock, to the extent such restrictions would otherwise have been applicable thereto. In January 2020, our board of directors waived the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and sale of the shares of preferred stock and underlying common stock issued in connection with the financing of the scil acquisition. In February 2021, our board of directors waived the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and transfer of the shares of common stock in our March 2021 public offering, and any subsequent and further transfer of any such shares, to the extent such restrictions would otherwise have been applicable thereto.These waivers, and any similar waivers that our board of directors may grant in the future, may make it more likely that we have a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which could place a significant restriction on our ability to utilize our domestic Federal NOL in the future and materially adversely affect our results of operations. State net operating loss carryforwards may be similarly or more stringently limited. Any limitations on our ability to use our pre-change of ownership net operating losses to offset taxable income could potentially result in increased future tax liability to us.

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

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay, or prevent a change of control of our company.
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

Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
Our principal administrative and research and development activities are located in Loveland, Colorado. We lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement that expires in 2023. Our principal production facility located in Des Moines, Iowa, consists of approximately 160,000 square feet of buildings on 34 acres of land, which we own. We also lease a building in Maryland that is used for research, development and manufacturing.
Our principal international administrative and research and development activities are located in Germany, France, Spain, Canada, Italy and Malaysia. In Germany, we own an office space that is approximately 45,000 square feet, and a warehouse that is approximately 15,000 square feet. In France, Spain and Malaysia, we lease office spaces and warehouses. In Canada, we lease an office space and in Italy, we own an office space, a warehouse, and a showroom.
Item 3.Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.
As of December 31, 2021, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA".
As of February 24, 2022, there were approximately 265 holders of record of our Public Common Stock, and approximately 4,400 beneficial stockholders. We do not anticipate any dividend payments in the foreseeable future.
Unregistered Issuances of Equity Securities
On January 3, 2022, we acquired 100% of the equity of VetZ GmbH (“VetZ”), a European leader in veterinary practice information management software solutions (“PIMS”). Pursuant to the VetZ acquisition agreement, the seller may earn an additional $15.5 million in Heska common stock (91,039 shares) as earn-out payments. The shares will be issued in tranches contingent upon achieving certain future financial and non-financial milestones. The actual number of shares of common stock to be issued as earn-out payments, if any, could vary materially depending on whether and to what extent the future milestones are achieved. As such, we may ultimately issue no or less than the total number of shares of our common stock set forth above. Any such shares will be issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.
Issuer Purchases of Equity Securities
The following table sets forth information about the Company's purchases of our outstanding Public Common Stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 2021	—	$—	—	$—
November 2021	715	$176.25	—	$—
December 2021	—	$—	—	$—
	715	$176.25	—	$—

(1) Shares of Public Common Stock we purchased between October 1, 2021 and December 31, 2021 were solely for the cancellation of shares of stock withheld for related tax obligations.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2021 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return:

Heska Corporation
NASDAQ Composite Total Return Index
NASDAQ Medical Supplies Index
Dollars
400
300
200
100
0
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
Heska Corporation	$100	$112	$120	$134	$203	$255
NASDAQ Medical Supplies Index	$100	$131	$141	$186	$236	$283
NASDAQ Composite Total Return Index	$100	$130	$126	$172	$250	$305

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II. Item 8 of this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross margin, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on February 25, 2022, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See "Statement Regarding Forward Looking Statements."
On January 3, 2022, the Company acquired 100% of the equity of VetZ GmbH (“VetZ”), a European leader in veterinary practice information management software solutions (“PIMS”). Refer to Note 19 - Subsequent Events to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.
A discussion of significant changes from the periods ending December 31, 2020 compared to December 31, 2019 can be found in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Point of Care laboratory instruments and other sales include outright instrument sales, revenue recognized from sales-type lease treatment, and other revenue sources, such as charges for repairs and reference laboratory sales. Revenue from Point of Care laboratory consumables primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas and immunodiagnostic testing and their affiliated operating consumable.

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

Pharmaceuticals, Vaccines and Diagnostic ("PVD") revenue, includes single use diagnostic and other tests, pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm diagnostic tests and preventatives, single-use rapid assay diagnostic tests, allergy test kits, allergy immunotherapy and testing, and other diagnostic rapid tests.

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

All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 72% and 28%, respectively, of revenue for both the years ended December 31, 2021 and December 31, 2020, and 64% and 36% for the year ended December 31, 2019.

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

Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. In some part, and different depending on the geography, due to the introduction and acceptance of COVID-19 vaccines, restrictions have eased in many of the countries in which we operate. Global diagnostic animal health demand continued throughout 2021. While this trend is encouraging, with the rise in COVID-19 variants, the extent to which the continuation, or another wave, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.

Due to our dependence on global suppliers, manufacturers and shipping routes, we are experiencing increased delays in receiving supply, increased shipping costs and some targeted increase in materials cost. Because our long-term subscription programs, the commercial program of our largest revenue category, Point of Care laboratory instruments and consumables, include annual price adjustments at a greater of 4% or the consumer price index, we are able to mitigate some of these costs in this highly inflationary environment.

Our financial position remains strong. On March 5, 2021, we completed a public offering of shares of common stock. As a result, we have sufficient liquidity to sustain our operations. We will continue to actively seek opportunities that are consistent with our strategic direction, which may include a need to raise additional capital.

Critical Accounting Estimates
Note 1 - Operations and Summary of Significant Accounting Policies to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K describes the significant accounting policies used in preparation of these consolidated financial statements. We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change. In each of these areas, management makes estimates based on historical results, current trends and future projections. Therefore, these are considered to be our critical accounting policies and estimates.
Deferred Tax Assets - Valuation Allowance

We evaluate our ability to realize the tax benefits associated with a deferred tax asset (“DTA”) by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2021 and 2020, we had valuation allowances of approximately $2.8 million and $6.4 million, respectively.

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

The Company has financial liabilities resulting from our business combinations, including contingent consideration arrangements and notes payable. We estimate the fair value of these financial liabilities using Level 3 inputs that require the use of numerous assumptions and a probability-weighted outcome analysis, which may change based on the occurrence of future events and lead to increased or decreased operating income in future periods. Estimating the fair value at an acquisition date and in subsequent periods involves significant judgments, including projecting the future financial and product development performance of the acquired businesses. The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions. Changes in the fair value of these financial liabilities are recorded in the Consolidated Statements of Loss within general and administrative expenses.

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
We performed qualitative assessments in the fourth quarters of 2021, 2020 and 2019 and determined that no indications of impairment existed.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2021, 2020 and 2019.

These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Share-Based Compensation Expense

We utilize share-based compensation arrangements as part of our long-term incentive plan. Our share-based compensation programs provide for grants of many types of awards, but we currently grant stock options, including performance stock options, restricted stock awards, and restricted stock units, along with the issuance of employee stock purchase rights. The total fair value of future awards may vary significantly from past awards based on a number of factors, including our share-based award practices. Therefore, share-based compensation expense is likely to fluctuate, possibly significantly, from year to year.

The majority of our currently issued restricted stock awards, restricted stock units, and performance stock options are tied to Company and market-related performance metrics and generally include a time vesting component. We also grant stock options and restricted stock awards tied to time vesting to employees and directors. All significant inputs into the determination of expense as well as the related expense are discussed further in Note 12 - Capital Stock to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.

Restricted Stock Awards and Units (Time Vesting)

The fair value of restricted stock awards and restricted stock units with only time-based vesting terms used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. Forfeitures are accounted for as they occur.

Performance-Based Stock Compensation Awards

We also grant restricted stock awards, restricted stock units, and performance stock options subject to performance vesting criteria, in addition to service, to our executive officers and other key employees. This type of grant consists of the right to receive shares of, or options to purchase, common stock, subject to achievement of time-based criteria and certain Company and market performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors. We recognize any related share-based compensation expense ratably over the requisite service period based on the probability assessment on the outcome of the performance condition related to company performance metrics. The fair value used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant for restricted stock awards and units and the Black-Scholes model for performance stock options. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed. We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition related to market performance metrics. For awards related to market performance, the fair value used in our expense recognition method is measured based on the number of shares granted, and a Monte Carlo simulation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. If such performance goals are not ultimately met, the expense is not reversed.

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
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Loss (in thousands):

	Year Ended December 31,
	2021	2020
Revenue, net	$253,739	$197,323
Gross profit	105,794	81,290
Operating expenses	106,787	89,482
Operating loss	(993)	(8,192)
Interest and other expense, net	2,448	5,601
Loss before income taxes and equity in losses of unconsolidated affiliates	(3,441)	(13,793)
Income tax (benefit) expense	(3,573)	239
Net income (loss) before equity in losses of unconsolidated affiliates	132	(14,032)
Equity in losses of unconsolidated affiliates	(1,280)	(720)
Net loss, after equity in losses of unconsolidated affiliates	(1,148)	(14,752)
Net loss attributable to non-controlling interest	—	(353)
Net loss attributable to Heska Corporation	$(1,148)	$(14,399)

Diluted loss per share attributable to Heska Corporation(1)	$(0.11)	$(1.66)
Non-GAAP net income per diluted share (1)(2)	$1.61	$0.74

Adjusted EBITDA (2)	$29,739	$22,319
Net margin (2)	0.1%	(7.1)%
Adjusted EBITDA margin (2)	11.7%	11.3%
(1) Shares used in the diluted per share calculation for diluted loss per share attributable to Heska Corporation are (in thousands) 10,015 for the year ended December 31, 2021 and 8,653 for the year ended December 31, 2020. Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,407 for the year ended December 31, 2021 compared to 9,451 for the year ended December 31, 2020.
(2) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, Non-GAAP net income per diluted share to Diluted loss per share attributable to Heska Corporation, and Adjusted EBITDA margin to Net margin, the closest comparable GAAP measures, for each of the periods presented.

Revenue
Total revenue increased 28.6% to $253.7 million in 2021 compared to $197.3 million in 2020. The significant increase in revenue is driven primarily by the acquisition of scil, which was completed on April 1, 2020, and which contributed $22.3 million for the year ended December 31, 2021 that was not included in the prior year period. Excluding the impacts of the acquisition of scil, revenue growth was driven by POC Lab Consumables of $14.4 million or 15.8% in the year ended December 31, 2021, recovery from COVID impacts in the prior year related to capital placements in POC Imaging products of $7.5 million and growth within our contract manufactured product for third parties, including TriHeart, and immunotherapy products of $6.5 million. The launch of element AIM in the year ended December 31, 2021 also contributed to growth in the POC Laboratory space.
Gross Profit
Gross profit increased 30.1% to $105.8 million in 2021 compared to $81.3 million in 2020.  Gross margin percent expanded to 41.7% in 2021 compared to 41.2% in 2020. The increase in gross profit is due mainly to the increase in revenue as well as the acquisition of scil, which was not included in the first quarter of the prior year period. The increase in gross margin percentage is due to favorable product mix, primarily as a result of POC Lab Consumables and POC Imaging.
Operating Expenses
Selling and marketing expenses increased 17.7% to $45.3 million in 2021 compared to $38.5 million in 2020. The increase is a direct result of international expansion related to recent acquisitions and is in line with management expectations. The increase is also impacted by higher stock-based compensation expenses of $1.1 million as well as other compensation-related expenses.
Research and development expenses decreased 20.4% to $7.0 million in 2021, compared to $8.8 million in 2020. The decrease is primarily related to lower spending on product development for the urine and fecal diagnostic analyzer and enhanced immunodiagnostic offerings in the current year as these products are now commercialized.
General and administrative expenses increased 29.1% to $54.5 million in 2021, compared to $42.2 million in 2020. The increase is driven primarily by incremental stock-based compensation expense of $7.4 million and other compensation-related increases of $6.0 million as well as increased costs associated with international expansion of $3.5 million, and higher consulting and other professional services of approximately $3.0 million. This is partially offset by lower one-time costs of $8.4 million in the year ended December 31, 2021, as there were significant costs associated with the scil acquisition in the year ended December 31, 2020.
Interest and Other Expense, Net
Interest and other expense, net, was $2.4 million in 2021, compared to $5.6 million in 2020. The decrease was primarily driven by a change in interest expense related to the Notes. Refer to Note 16 - Convertible Notes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.
Income Tax (Benefit) Expense

In 2021, we had total income tax benefit of $3.6 million compared to a total income tax expense in 2020 of $0.2 million. See Note 5 - Income Taxes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for additional information regarding our income taxes.

Net (Loss) Attributable to Heska Corporation
Net loss attributable to Heska Corporation was $1.1 million in 2021, compared to net loss attributable to Heska Corporation of $14.4 million in 2020. The difference between this line item and "Net (loss) income after equity in losses of unconsolidated affiliates" is the net income or loss attributable to the minority interest in our French subsidiary, Optomed (which has been merged into our French subsidiary scil animal care company sarl), which we purchased in February 2019. The difference between these line items was $0 for 2021, as the Company acquired the remaining 30% minority interest in Optomed in October 2020, and a gain of $0.4 million for 2020.

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") in 2021 was $29.7 million (11.7% adjusted EBITDA margin), compared to $22.3 million (11.3% adjusted EBITDA margin) in 2020. The increase is driven by increased revenue and gross profit as discussed above. This is partially offset by an increase in operating expenses primarily as a result of the acquisition of scil and compensation-related increases. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net income and adjusted EBITDA margin to net loss margin, the closest comparable GAAP measures, for each of the periods presented.
Earnings Per Share
Diluted loss per share attributable to Heska was $0.11 in 2021 compared to loss of $1.66 per diluted share in 2020. The lower loss is primarily due to higher revenue and gross profit as discussed above, interest and amortization charges relating to the Notes, and income tax benefit.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $1.61 per diluted share in 2021 compared to income of $0.74 per diluted share in 2020. The increase is primarily due to higher revenue and gross profit as discussed above. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.

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

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2021	2020
Net income (loss) (1)	$132	$(14,032)
Income tax (benefit) expense	(3,573)	239
Interest expense, net	2,404	5,767
Depreciation and amortization	13,555	11,385
EBITDA	$12,518	$3,359

Acquisition-related and other one-time costs (2)	$238	$9,837
Stock-based compensation	18,263	9,490
Equity in losses of unconsolidated affiliates	(1,280)	(720)
Net loss attributable to non-controlling interest	—	353
Adjusted EBITDA	$29,739	$22,319
Net margin (3)	0.1%	(7.1)%
Adjusted EBITDA margin (3)	11.7%	11.3%

(1) Net income (loss) used for reconciliation represents the "Net income (loss) before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of one-time charges of $0.2 million for the year ended December 31, 2021 compared to $9.8 million for the year ended December 31, 2020. These costs were incurred primarily as a result of acquisition-related charges, partially offset by a reduction of contingent consideration of $1.7 million as well as litigation settlement proceeds of $1.2 million for the year ended December 31, 2021.

(3) Net margin and adjusted EBITDA margin are calculated as the ratio of net income (loss) and adjusted EBITDA, respectively, to revenue.

	Year Ended December 31,
	2021	2020
GAAP net income attributable to Heska per diluted share	$(0.11)	$(1.66)
Acquisition-related costs and other one-timed costs(1)	0.02	1.04
Amortization of acquired intangibles(2)	0.60	0.55
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.03	0.08
Amortization of debt discount and issuance costs	0.01	0.33
Stock-based compensation	1.75	1.00
Loss on equity investee transactions	0.12	0.08
Estimated income tax effect of non-GAAP adjustments(4)	(0.81)	(0.68)
Non-GAAP net income per diluted share	$1.61	$0.74

Shares used in diluted per share calculations	10,407	9,451

(1) To exclude the effect of one-time charges of $0.2 million for the year ended December 31, 2021 compared to $9.8 million for the year ended December 31, 2020. These costs were incurred primarily as a result of acquisition-related charges, partially offset by a reduction of contingent consideration of $1.7 million as well as litigation settlement proceeds of $1.2 million for the year ended December 31, 2021.

(2) To exclude the effect of amortization of acquired intangibles of $6.3 million in the year ended December 31, 2021, compared to $5.2 million in the year ended December 31, 2020. These costs were incurred as part of the purchase accounting adjustments for the acquisitions of scil, Optomed and CVM.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization and depreciation related to the step-up of fixed assets of $0.3 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding benefits which are not deductible for tax of $1.0 million for the year ended December 31, 2021 compared to $4.0 million expense for the year ended December 31, 2020), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the tax benefit related to stock-based compensation of $1.6 million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2020. Adjusted effective tax rates are approximately 25% for the years ended December 31, 2021 and December 31, 2020.
Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.
The North America segment represented 62.6% of our revenue and the International segment represented 37.4% of our revenue for the year ended December 31, 2021.

The following sections and tables set forth, for the periods indicated, certain data derived from our Consolidated Statements of (Loss) Income (in thousands).

North America Segment

	Year Ended December 31,		Change
	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$86,841	$72,910	$13,931	19.1%
Instruments & Other	14,837	13,663	1,174	8.6%
Consumables	72,004	59,247	12,757	21.5%
Point of Care imaging	29,512	20,651	8,861	42.9%
PVD	24,939	19,810	5,129	25.9%
OVP	17,606	17,695	(89)	(0.5)%
Total North America revenue	$158,898	$131,066	$27,832	21.2%
North America Gross Profit	$74,426	$60,903	$13,523	22.2%
North America Gross Margin	46.8%	46.5%
North America Operating Income (Loss)	$650	$(4,977)	$5,627	113.1%
North America Operating Income (Loss) Margin	0.4%	(3.8)%

North America segment revenue increased 21.2% to $158.9 million for the year ended December 31, 2021, compared to $131.1 million for the year ended December 31, 2020 in part due to the acquisition of scil, which contributed $4.3 million that was not present in the year ended December 31, 2020. Excluding this, the remaining revenue growth was driven by a 19.7% increase in POC Lab Consumables due to increased price and utilization, a 28.2% increase in sales from Point of Care Imaging as we experienced recovery from COVID-19 restrictions in the prior year, and an increase of 25.9% in PVD driven by Tri-heart and Allergy sales.

Gross profit was $74.4 million compared to $60.9 million for the year ended December 31, 2021 and 2020, respectively. The increase in gross profit is primarily driven by increased revenue in the current year, specifically related POC Lab Consumables, POC Imaging and PVD sales. Gross margin was 46.8% for the year ended December 31, 2021, compared to 46.5% in the year ended December 31, 2020. The increase is due to favorable mix, specifically increased revenue and margins for consumables due mainly to utilization and price, Imaging and OVP.
North America operating income was $0.7 million in the year ended December 31, 2021 compared to an operating loss of $(5.0) million for the year ended December 31, 2020. The increase is driven by higher revenue and gross profit in 2021, partially offset by increased operating costs primarily related to stock based compensation in the current year.

International Segment

	Year Ended December 31,		Change
	2021	2020	Dollar Change	% Change
Point of Care laboratory:	$61,017	$40,136	$20,881	52.0%
Instruments & Other	15,001	7,782	7,219	92.8%
Consumables	46,016	32,354	13,662	42.2%
Point of Care imaging	28,492	22,537	5,955	26.4%
PVD	5,332	3,584	1,748	48.8%
Total International revenue	$94,841	$66,257	$28,584	43.1%
International Gross Profit	$31,368	$20,387	$10,981	53.9%
International Gross Margin	33.1%	30.8%
International Operating Loss	$(1,643)	$(3,215)	$1,572	48.9%
International Operating Loss Margin	(1.7)%	(4.9)%
International revenue was $94.8 million compared to $66.3 million for the year ended December 31, 2021 and 2020, respectively, in part driven by the acquisition of scil, which contributed $18.0 million that was not present in the year ended December 31, 2020. The remaining revenue growth is driven by increased placements as a result of transitioning to the reset program in Europe, POC consumable growth of 8.5%, excluding the impact of the scil acquisition, fewer COVID-19 impacts for POC Imaging, and higher sales of single-use tests.
Gross profit was $31.4 million compared to $20.4 million for the year ended December 31, 2021 and 2020, respectively. Gross margin for the International segment was 33.1% for the year ended December 31, 2021, compared to 30.8% for the year ended December 31, 2020. The increase in gross profit is primarily driven by increase in revenue and lower costs relating mainly to our POC Lab Consumables as we continue to rationalize the product portfolio in Europe. The increase in gross margin is driven by favorable product mix within POC Lab Consumables and POC Imaging.
International operating loss decreased $1.6 million for the year ended December 31, 2021, compared to the prior year. The decrease in operating loss is driven by increased revenue and gross profit, partially offset by increased operating expenses, as a result of the scil acquisition now being included for the full year and increased compensation costs.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $223.6 million, which includes net proceeds from the issuance of common stock of $164.2 million on March 5, 2021.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	December 31,		Change
	2021	2020	Dollar Change	% Change
Net cash provided by (used in) operating activities	$6,247	$(656)	$6,903	1,052.3%
Net cash used in investing activities	(35,001)	(126,597)	91,596	72.4%
Net cash provided by financing activities	166,404	123,764	42,640	34.5%
Foreign exchange effect on cash and cash equivalents	(410)	793	(1,203)	(151.7)%
Increase (decrease) in cash and cash equivalents	137,240	(2,696)	139,936	5,190.5%
Cash and cash equivalents, beginning of the period	86,334	89,030	(2,696)	(3.0)%
Cash and cash equivalents, end of the period	$223,574	$86,334	$137,240	159.0%
For the year ended December 31, 2021 and the year ended December 31, 2020, cash flow provided by (used in) operations was $6.2 million and $(0.7) million, respectively, which was primarily the result of (in thousands):

	December 31,		Change
	2021	2020	Dollar Change	% Change
Net income, after equity in losses from unconsolidated affiliates	$(1,148)	$(14,752)	$13,604	92.2%
Non cash expenses and other adjustments	30,842	25,652	5,190	20.2%
Change in accounts receivable	2,193	(5,755)	7,948	138.1%
Change in inventories, net	(14,905)	(5,409)	(9,496)	(175.6)%
Change in lease receivables, net	(5,902)	(611)	(5,291)	(866.0)%
Change in other assets	(4,329)	340	(4,669)	1,373.2%
Change in accounts payable	662	(280)	942	336.4%
Change in other liabilities	(1,166)	159	(1,325)	833.3%
Net cash provided by (used in) operating activities	$6,247	$(656)	$6,903	1052.3%

For the year ended December 31, 2021 and the year ended December 31, 2020, cash flow used in investing activities was $35.0 million and $126.6 million, respectively, which was primarily used for (in thousands):

	December 31,		Change
	2021	2020	Dollar Change	% Change
Acquisition of Biotech	$(16,250)	$—	$(16,250)	NM
Acquisition of BiEssA, net of cash acquired	(4,513)	—	(4,513)	NM
Acquisition of Lacuna, net of cash acquired	(3,882)	—	(3,882)	NM
Acquisition of scil, net of cash acquired	—	(104,401)	104,401	100.0%
Acquisition of CVM	—	(14,420)	14,420	100.0%
Promissory note receivable issuance	(9,000)	—	(9,000)	NM
Convertible note receivable issuance	—	(6,650)	6,650	100.0%
Purchase of minority interest	—	(450)	450	100.0%
Purchases of property and equipment	(1,768)	(686)	(1,082)	(157.7)%
Proceeds from disposition of property and equipment	412	10	402	(4,020.0)%
Net cash used in investing activities	$(35,001)	$(126,597)	$91,596	72.4%
For the year ended December 31, 2021 and the year ended December 31, 2020, cash flow from financing activities was $166.4 million and $123.8 million, respectively, which was the result of (in thousands):

	December 31,		Change
	2021	2020	Dollar Change	% Change
Proceeds from issuance of common stock	$169,230	$4,273	$164,957	(3,860.4)%
Purchase of shares withheld for tax obligations	(1,629)	(1,477)	(152)	NM
Payment of stock issuance costs	(314)	(214)	(100)	46.7%
Preferred Stock Proceeds	—	122,000	(122,000)	(100.0)%
Payments of related party debts	—	(1,140)	1,140	100.0%
Proceeds from line of credit borrowings	7	613	(606)	98.9%
Repayments of line of credit borrowings	(890)	(291)	(599)	NM
Net cash provided by financing activities	$166,404	$123,764	$42,640	34.5%

We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we actively seek opportunities that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I. Item 1A, "Risk Factors". We may seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $1.2 million to a $0.4 million negative impact in 2021, compared to a $0.8 million positive impact in 2020. The net effect of foreign currency translation on cash changed to a positive $0.8 million from a $0 impact in 2019. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Canadian Dollar, Australian Dollar, and Malaysian Ringgit which are the functional currencies of our subsidiaries.
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
The following table presents certain future payments due by the Company as of December 31, 2021 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Purchase obligations	$41,126	$19,751	$11,976	$9,399	$—
Operating lease obligations	6,127	2,297	2,964	692	174
Finance lease obligations	565	213	233	113	6
Convertible senior notes (1)	86,250	—	—	86,250	—
Future interest obligations (2)	17,010	3,234	7,394	6,382	—
Total	$151,078	$25,495	$22,567	$102,836	$180
(1) Includes the principal amount of the convertible senior notes. Although the notes mature in 2026, they can be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayments of the principal amounts sooner than the scheduled repayments as indicated in the table. For additional information, refer to Note 16 - Convertible Notes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.
(2) Includes interest payments for both the convertible senior notes and other long term borrowings.
Net Operating Loss Carryforwards

As of December 31, 2021, we had a net operating loss carryforward (“NOL”) and domestic research and development tax credit carryforward. See Note 5 - Income Taxes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for additional information regarding our carryforwards.

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
Interest Rate Risk

In September 2019, we issued $86.25 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost and we present the fair value for required disclosure purposes only. For additional information, refer to Note 16 - Convertible Notes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K and to our consolidated financial statements included herein. We had no interest rate hedge transactions in place on December 31, 2021.
Foreign Currency Risk
Foreign currency risk may impact our revenue and results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. dollars will be at risk based on foreign currency exchange rates. We had no foreign currency hedge transactions in place on December 31, 2021. We do not currently consider foreign currency risk to be material to our business.
Inflation Risk
Inflation generally impacts us by increasing our costs of labor, material, transportation and general overhead costs. The rates of inflation experienced in recent years have not had a material impact on our financial statements as inflationary cost increases have been more than offset by net realized annual price increases and productivity gains. We cannot reasonably estimate our ability to successfully recover any impact of inflation cost increases into the future.

Item 8.     Financial Statements and Supplementary Data
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heska Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of loss, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Stock-based compensation – assessment of probability related to stock-based compensation subject to performance-based vesting requirements
As described further in Note 12 to the financial statements, the Company grants restricted stock awards and stock options. Certain restricted stock awards and stock options have performance-based vesting conditions, which vest based on when performance targets are met. Performance based awards are recognized as an expense based on the probability of achieving the underlying performance targets. We identified the probability assessment of achieving the performance targets as a critical audit matter.

The principal consideration for our determination that the probability of achieving the performance targets is a critical audit matter is that the probability is based on a subjective assessment of the Company’s prospective financial information. The probability assessment requires management to estimate the successful development and market acceptance of future product launches, future sales targets, operating performance, and EBITDA. Changes in the subjective probability assessment can materially affect the amount and timing of the recognition of stock-based compensation expense and the probability assessment requires significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

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
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heska Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heska Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Biotech Laboratories U.S.A. LLC and BiEsse A-Laboratorio die Analisi Veterinarie S.r.l., whose financial statements reflect total assets and revenues constituting 7% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, Biotech Laboratories U.S.A. LLC and BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. were acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Biotech Laboratories U.S.A. LLC and BiEsse A-Laboratorio die Analisi Veterinarie S.r.l.

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
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Heska Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of (loss) income, comprehensive loss, stockholders' equity, and cash flows of Heska Corporation and subsidiaries (the “Company”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted the Accounting Standards Codification (ASC) Topic 842, “Leases,” using the modified retrospective adoption method on January 1, 2019.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

February 28, 2020, except for the effects of the change in segments described in Notes 2 and 18, as to which the date is February 26, 2021

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$223,574	$86,334
Accounts receivable, net of allowance for losses of $874 and $769, respectively	27,995	31,080
Inventories	49,361	40,037
Net investment in leases, current, net of allowance for losses of $137 and $192, respectively	6,175	4,794
Prepaid expenses	5,244	3,875
Other current assets	7,206	5,155
Total current assets	319,555	171,275

Property and equipment, net	33,413	35,542
Operating lease right-of-use assets	5,198	5,457
Goodwill	118,826	88,276
Other intangible assets, net	56,705	55,992
Deferred tax asset, net	19,429	5,694
Net investment in leases, non-current	20,128	15,789
Investments in unconsolidated affiliates	5,424	6,704
Related party convertible note receivable, net	6,800	6,671
Promissory note receivable from investee, net	8,448	—
Other non-current assets	10,146	8,439
Total assets	$604,072	$399,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,374	$15,119
Accrued liabilities	19,424	18,055
Operating lease liabilities, current	2,227	2,087
Deferred revenue, current, and other	6,901	6,854
Total current liabilities	43,926	42,115

Convertible note, non-current, net	84,034	48,459
Notes payable	15,900	—
Deferred revenue, non-current	3,854	4,667
Other long-term borrowings	—	554
Operating lease liabilities, non-current	3,509	3,858
Deferred tax liability	12,667	11,856
Other liabilities	4,328	1,277
Total liabilities	168,218	112,786

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 20,000,000 and 13,250,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $.01 par value, 20,000,000 and 13,250,000 shares authorized, 10,712,347 and 9,475,845 shares issued and outstanding, respectively	107	95
Additional paid-in capital	579,354	423,650
Accumulated other comprehensive income	5,037	14,169
Accumulated deficit	(148,644)	(150,861)
Total stockholders' equity	435,854	287,053
Total liabilities and stockholders' equity	$604,072	$399,839
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue, net	$253,739	$197,323	$122,661
Cost of revenue	147,945	116,033	68,212
Gross profit	105,794	81,290	54,449

Operating expenses:
Selling and marketing	45,284	38,468	27,678
Research and development	6,982	8,772	8,240
General and administrative	54,521	42,242	18,204
Total operating expenses	106,787	89,482	54,122
Operating (loss) income	(993)	(8,192)	327
Interest and other expense, net	2,448	5,601	2,910
Loss before income taxes and equity in losses of unconsolidated affiliates	(3,441)	(13,793)	(2,583)
Income tax (benefit) expense:
Current income tax expense	891	1,780	359
Deferred income tax benefit	(4,464)	(1,541)	(1,805)
Total income tax (benefit) expense	(3,573)	239	(1,446)

Net income (loss) before equity in losses of unconsolidated affiliates	132	(14,032)	(1,137)
Equity in losses of unconsolidated affiliates	(1,280)	(720)	(594)
Net loss after equity in losses of unconsolidated affiliates	(1,148)	(14,752)	(1,731)
Net loss attributable to redeemable non-controlling interest	—	(353)	(266)
Net loss attributable to Heska Corporation	$(1,148)	$(14,399)	$(1,465)

Basic loss per share attributable to Heska Corporation	$(0.11)	$(1.66)	$(0.20)
Diluted loss per share attributable to Heska Corporation	$(0.11)	$(1.66)	$(0.20)

Weighted average outstanding shares used to compute basic loss per share attributable to Heska Corporation	10,015	8,653	7,446
Weighted average outstanding shares used to compute diluted loss per share attributable to Heska Corporation	10,015	8,653	7,446
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss after equity in losses of unconsolidated affiliates	$(1,148)	$(14,752)	$(1,731)
Other comprehensive (loss) income:
Minimum pension liability	107	(40)	73
Translation adjustments and gains (losses) from intra-entity transactions	(9,239)	13,696	163
Comprehensive loss	(10,280)	(1,096)	(1,495)

Comprehensive loss attributable to redeemable non-controlling interest	—	(353)	(266)
Comprehensive loss attributable to Heska Corporation	$(10,280)	$(743)	$(1,229)

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	—	$—	7,676	$77	$257,034	$277	$(134,979)	$122,409
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(1,465)	(1,465)
Issuance of common stock, net of shares withheld for employee taxes	—	—	206	2	(1,620)	—	—	(1,618)
Stock-based compensation	—	—	—	—	4,968	—	—	4,968
Convertible notes, equity	—	—	—	—	29,834	—	—	29,834
Other comprehensive income	—	—	—	—	—	236	—	236
Balances, December 31, 2019	—	$—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(14,399)	(14,399)
Issuance of common stock, net of shares withheld for employee taxes	—	—	85	1	2,795	—	—	2,796
Issuance of preferred stock	122	1	—	—	121,785	—	—	121,786
Conversion to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	9,490	—	—	9,490
Purchase of minority interest	—	—	—	—	(622)	—	—	(622)
Other comprehensive income	—	—	—	—	—	13,656	—	13,656
Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(1,148)	(1,148)
Issuance of common stock, net of shares withheld for employee taxes	—	—	295	3	3,098	—	—	3,101
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	18,263	—	—	18,263
Other comprehensive loss	—	—	—	—	—	(9,132)	—	(9,132)
Balances, December 31, 2021	—	$—	10,712	$107	$579,354	$5,037	$(148,644)	$435,854

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss after equity in losses from unconsolidated affiliates	$(1,148)	$(14,752)	$(1,731)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	13,555	11,385	4,916
Non-cash impact of operating leases	2,136	1,985	1,565
Deferred income tax benefit	(4,464)	(1,541)	(1,805)
Stock-based compensation	18,263	9,490	4,968
Change in fair value of contingent consideration and notes payable	(1,607)	—	—
Equity in losses of unconsolidated affiliates	1,280	720	594
Accretion of discounts and issuance costs	60	3,090	1,842
Provision for credit losses	353	614	113
Other losses (gains)	1,266	(91)	560
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	2,193	(5,755)	3,683
Inventories	(14,905)	(5,409)	918
Lease receivables	(5,902)	(611)	(3,129)
Other assets	(4,329)	340	(451)
Accounts payable	662	(280)	(1,686)
Due to related parties	—	—	(226)
Other liabilities	(1,166)	159	(6,835)
Net cash provided by (used in) operating activities	6,247	(656)	3,296
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary, net of cash acquired	—	—	(622)
Acquisition of Biotech	(16,250)	—	—
Acquisition of BiEssA, net of cash acquired	(4,513)	—	—
Acquisition of Lacuna, net of cash acquired	(3,882)	—	—
Acquisition of scil, net of cash acquired	—	(104,401)	—
Acquisition of CVM	—	(14,420)	927
Promissory note receivable issuance	(9,000)	—	—
Convertible note receivable issuance	—	(6,650)	—
Purchase of minority interest	—	(450)	—
Real estate asset acquisition	—	—	(1,184)
Purchases of property and equipment	(1,768)	(686)	(1,044)
Proceeds from disposition of property and equipment	412	10	—
Net cash used in investing activities	(35,001)	(126,597)	(1,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	169,230	4,273	1,829
Payments for taxes related to shares withheld for employee taxes	(1,629)	(1,477)	(3,447)
Payment of stock issuance costs	(314)	(214)	—
Preferred Stock Proceeds	—	122,000	—
Convertible debt proceeds	—	—	86,250
Payments of related party debts	—	(1,140)	—
Borrowings on line of credit and other debts	7	613	6,750
Repayments of line of credit borrowings and other debts	(890)	(291)	(13,941)
Payment of debt issuance costs	—	—	(3,177)
Net cash provided by financing activities	166,404	123,764	74,264
FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS	(410)	793	4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137,240	(2,696)	75,641
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	86,334	89,030	13,389
CASH AND CASH EQUIVALENTS, END OF YEAR	$223,574	$86,334	$89,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transfers of equipment between inventory and property and equipment, net	$4,600	$4,437	$827
Non-cash conversion of preferred stock to common stock	$—	$122,000	$—
Contingent consideration for acquisitions	$4,034	$—	$—
Notes payable issued in acquisition	$15,900	$—	$—
Consideration payable for CVM Acquisition (See Note 3)	$—	$—	$14,420
Indemnity holdback for acquisition	$346	$—	$—
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
Basis of Presentation and Consolidation
In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2021 and 2020, as well as the results of our operations, statements of stockholders' equity and cash flows for the years ended December 31, 2021, 2020 and 2019.
The audited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Our audited Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. Where our ownership of a subsidiary was less than 100%, the non-controlling interest is reported on our consolidated balance sheets. The non-controlling interest in our consolidated net loss is reported as "Net loss attributable to non-controlling interest" on our Consolidated Statements of Loss. Our audited Consolidated Financial Statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP").
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. In some part, and different depending on the geography, due to the introduction and acceptance of COVID-19 vaccines, restrictions have eased in many of the countries in which we operate. Global diagnostic animal health demand continued throughout 2021. While this trend is encouraging, with the rise in COVID-19 variants, the extent to which the continuation, or another wave, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for credit losses and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives and standalone selling prices of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the expense associated with the granting of stock; determining the need for, and the amount of a valuation allowance on deferred tax assets; determining the fair value of our embedded derivative; determining the value of the contingent consideration in a business combination and determining the value of the non-controlling interest in a business combination. Our actual results may differ from these estimates and it is at least reasonably possible that a change in estimate could occur in future periods.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain the majority of our cash and cash equivalents with high credit quality financial institutions, and at times may have cash levels that exceed federally insured limits. We have no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Our accounts receivable balances are due largely from distribution partners, domestic veterinary clinics and individual veterinarians and other animal health companies.

No customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2021 or 2020.
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
While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on the collectability of accounts receivable and our future operating results. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses. In 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). See "Adoption of New Accounting Standards" below for impacts of adoption.
Changes in the allowance for credit losses are summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balances at beginning of period	$769	$186	$245
Additions from acquisitions	3	90	—
Additions - charged to expense	353	614	113
Foreign exchange effects	(3)	—	—
Deductions - write offs, net of recoveries	(248)	(121)	(172)
Balances at end of period	$874	$769	$186
As discussed in Note 17. Note Receivables, the Company also recorded an allowance for expected credit losses on our long-term note receivables. Inherent in the assessment of the allowance are certain judgments and estimates including, among others, the borrower’s access to capital, the borrower’s willingness or ability to pay, general economic conditions and industry default rates, and the ongoing relationship with the borrower.
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

	As of December 31,
	2021	2020
European Union Euros	5,497	8,520
Swiss Francs	224	138
Canadian Dollars	4,191	2,993
Australian Dollars	676	159
Malaysian Ringgit	1,412	364
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company's financial instruments consist of cash, short-term trade receivables and payables, a long-term note receivable with an embedded derivative asset, and its 3.75% Convertible Senior Notes due 2026 (the "Notes"). The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value because of the short-term nature of the instruments.
The fair values of our financial instruments at December 31, 2021 and December 31, 2020 were (in thousands):

	Total	Level 1	Level 2	Level 3
2021
Financial Assets
Convertible note receivable embedded derivative	$888	$—	$—	$888
Promissory note receivable derivative	337	—	—	337
Financial Liabilities
BiEsseA Contingent Consideration	2,334	—	—	2,334
Notes payable	15,900	—	—	15,900
Balances, December 31, 2021	$19,459	$—	$—	$19,459

2020	Total	Level 1	Level 2	Level 3

Financial Assets
Convertible note receivable embedded derivative	$995	$—	$—	$995
Balances, December 31, 2020	$995	$—	$—	$995
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial liabilities based upon Level 3 inputs include contingent consideration arrangements and notes payable relating to its acquisitions of Lacuna, BiEsseA and Biotech. The Company is obligated to pay contingent consideration payments of $2.0 million in connection with the Lacuna acquisition based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The Company is obligated to pay contingent consideration payments of $2.9 million in connection with the BiEsseA acquisition based on the achievement of certain revenue metrics within three annual periods after 2021. The Company is obligated to pay contingent notes of up to $17.5 million in connection with the Biotech acquisition based on the achievement of certain product development milestones or at a predetermined date in the future. If development milestones are not met, there is the possibility that the Company will only pay $8.8 million. Refer to Note 3, Acquisitions and Related Party Items for further discussion.
The fair value of our contingent consideration and notes payable arrangements are determined based on a probability-weighted outcome analysis. The fair value of the contingent consideration and notes payable liabilities associated with future payments were based on several factors, the most significant of which are the financial and product development performance of the acquired businesses. For the contingent consideration liabilities, the Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire. Changes in fair value are recorded in the Consolidated Statements of Loss within general and administrative expenses. The note payable associated with the Biotech acquisition is not adjusted to fair value each period.
The following table presents the changes of our Level 3 assets and liabilities as of December 31, 2021 (in thousands):

	Derivative Assets		Contingent Consideration Liabilities		Notes Payable
	Convertible note receivable	Promissory note receivable	Lacuna	BiEsseA	Biotech
Balances, December 31, 2020	$995	$—	$—	$—	$—
Acquisition value	—	307	1,700	2,334	15,900
Cash payments	—	—	—	—	—
Changes in fair value	(107)	30	(1,700)	—	—
Balances, December 31, 2021	$888	$337	$—	$2,334	$15,900
Options Embedded in Non-controlling Interest

In connection with the Biotech acquisition, the Company applies the guidance in ASC 480, Distinguishing Liabilities from Equity, to determine whether the put and call options embedded in shares representing a non-controlling interest represent a liability. If the fixed price of the embedded put and call options are identical at a stated future date, the embedded options and the non-controlling interest are accounted for on a combined basis as a financing arrangement of the purchase of the non-controlling interest and are recorded as a liability at fair value on the reporting date. The Company fully consolidates the subsidiary, including 100 percent of the subsidiary net income or loss, in its Consolidated Statements of Loss/income.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation is relieved and the resulting gain or loss,

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

if any, is recognized in the Consolidated Statements of Loss. We provide for depreciation primarily using the straight-line method by charges to income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Building	10 to 43 years
Machinery and equipment	2 to 10 years
Office furniture and equipment	3 to 7 years
Computer hardware and software	3 to 7 years
Leasehold and building improvements	5 to 15 years

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, which range from three to seven years. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and related primarily to the determination of performance requirements, data conversion and training. Costs capitalized in connection with internal-use software were immaterial for the years ended December 31, 2021, 2020, and 2019.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company performed a qualitative assessment during the first quarter of 2020. Based on the interim assessment performed, we concluded that there was no triggering event and additionally, no indications of impairment existed. We performed qualitative assessments in the fourth quarters of 2021, 2020, and 2019 and determined that no indications of impairment existed.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had no impairments of our intangible assets during the years ended December 31, 2021, 2020, and 2019.
Revenue Recognition

We generate revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive instruments and pay us a monthly fee for the consumables needed to conduct testing. Subscription placement is the majority of our Point of Care ("POC")

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

laboratory transactions while outright sales to customers are the majority of both Point of Care imaging diagnostic transactions and Pharmaceuticals, Vaccines and Diagnostic ("PVD") revenue.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

usage over time, the variable consideration is allocated to the non-lease components upon resolution of the uncertainty and is included in consumables revenue.

We generate Other Vaccines and Pharmaceuticals ("OVP") revenue through contract manufacturing agreements with customers. Revenue from these customer contracts is generally recognized upon shipment or acceptance by our customer, under the same guidelines noted above for other outright product sales. Heska assessed the over-time criteria within ASC 606 and concluded that while products within this segment have no alternative use to Heska, as Heska is contractually prohibited to redirect the product to other customers, Heska does not have right to payment for performance to date. Therefore, point in time revenue recognition has been determined to be appropriate.
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

The Company determines if an arrangement is a lease at inception based on whether control of an identified asset is transferred. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The measurement of future lease payments includes fixed payments, as well as fixed rate increases that are initially measured at the lease commencement date. Variable lease payments, typically based on the usage of the underlying asset or changes in an index or rate, are excluded from the measurement of ROU assets and lease liabilities and are expensed as incurred.
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

As a lessor, our subscription agreements relate to both OTL arrangements and STL arrangements. For a STL, instrument revenue is generally recorded upon installation of the instruments and the cost of the customer-leased instruments is removed from inventory and recognized in the Consolidated Statements of Loss. There is no residual value taken into consideration as it does not meet our capitalization requirements. There is no option for a lessee to purchase the underlying asset and the lease term does not include an assumption that the lease will be extended or terminated. For our OTL agreements that include both lease and non-lease

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

components, revenue is recognized on a straight-line basis over the term of the lease and is included with the predominant non-lease components in consumables revenue. For instrument only OTL agreements, operating lease income is recognized on a straight-line basis over the term of the lease. For an OTL, the costs of customer-leased instruments are recorded within property and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of revenue in the accompanying Consolidated Statements of Loss.

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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses were $0.6 million for the year ended December 31, 2021, $0.4 million for the year ended December 31, 2020, and $0.3 million for the year ended December 31, 2019.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accounting Pronouncements Not Yet Adopted

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At acquisition date, the acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendment is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We do not expect adoption of the new guidance to have a material impact on our financial statements.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our segment revenue (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America Revenue:
POC Lab Instruments & Other	$14,837	$13,663	$13,446
POC Lab Consumables	72,004	59,247	53,267
POC Imaging	29,512	20,651	21,655
PVD	24,939	19,810	10,965
OVP	17,606	17,695	16,090
Total North America Revenue	$158,898	$131,066	$115,423
International Revenue:
POC Lab Instruments & Other	$15,001	$7,782	$96
POC Lab Consumables	46,016	32,354	323
POC Imaging	28,492	22,537	3,998
PVD	5,332	3,584	2,821
Total International Revenue	$94,841	$66,257	$7,238
Total Revenue	$253,739	$197,323	$122,661

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $167.4 million. As of December 31, 2021, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2022	$40,216
2023	36,867
2024	31,914
2025	26,215
2026	20,886
Thereafter	11,325
$167,423

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of December 31, 2021 were $1.5 million and $5.1 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2020 were $1.2 million and $4.1 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2021 and 2020, contract liabilities were $9.6 million and $9.9 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended December 31, 2021 is approximately $6.8 million of revenue recognized during the period, offset by approximately $6.5 million of additional deferred sales in 2021. The decrease in the contract liability balance during the year ended December 31, 2020 is $4.2 million of revenue recognized during the period, offset by $3.8 million of additional deferred sales. Contract liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current, and are included in "Other current assets" and "Other non-current assets" in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balance of contract costs as of December 31, 2021 and December 31, 2020 was $4.1 million and $3.0 million, respectively. The increase in contract costs for the year ended December 31, 2021 is amortization expense of approximately $1.1 million, offset by approximately $2.2 million of additional contract cost capitalization. Amortization expense for the year ended December 31, 2020 was approximately $1.0 million, offset by approximately $1.2 million of additional contract costs capitalization and $0.1 million of the acquisition of scil contract costs. Contract costs are calculated and reported on a portfolio basis.

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
In conjunction with the acquisition, the Company entered into various put and call options which are classified on the Consolidated Balance Sheets as Notes Payable. The written put options can be exercised after June 30, 2024, at a valuation identical to the initial purchase price. The written call options can be exercised at any time prior to June 30, 2026, at an amount equal to two times the initial valuation or after June 30, 2026, at a valuation identical to the initial purchase price. Additionally, if certain product development milestones are met, the shares may be bought in various tranches at two times the initial valuation. The Company evaluated the put and call options embedded in the shares representing the non-controlling interest under the guidance in ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability because the fixed price of the put and call options are identical starting after June 30, 2026. As a result, the Company recorded the transaction as a financing arrangement of the purchase of the non-controlling interest, and will record 100% of the income and loss of Biotech in our Consolidated Statements of Loss. The options were not redeemable as of the acquisition date or as of the period ending December 31, 2021. The estimated fair value of the Notes Payable as of the acquisition date of $15.9 million is inclusive of the probability weighted outcomes of the options described herein.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in goodwill of $25.8 million, all of which is attributable to our North America segment and primarily consists of opportunities to expand product offerings and the experienced workforce acquired. In connection with the acquisition and pursuant to the elections under Section 754 of the Internal Revenue Code, the Company expects to obtain an increase with respect to the tax basis in the assets of Biotech.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of September 1, 2021.
The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

September 1, 2021
Purchase price in cash	$16,250
Notes payable	15,900
Total purchase consideration	$32,150

Accounts receivables	$18
Other current assets	1
Inventories	173
Property and equipment, net	148
Operating lease right-of-use assets	1,033
Other intangible assets, net	6,000
Other non-current assets	15
Total assets acquired	7,388
Accounts payable	11
Accrued liabilities	33
Operating lease liabilities, current	188
Operating lease liabilities, non-current	845
Net assets acquired	6,311
Goodwill	25,839
Total fair value of consideration transferred	$32,150

The Company's preliminary estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. Among items still being evaluated are deferred taxes. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuations would result in a corresponding increase in the amount of goodwill from the acquisition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets acquired, amortization method and estimated useful life as of September 1, 2021, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Developed technology	6 years	Straight-line	$6,000
Total intangible assets acquired			$6,000
The Company incurred acquisition related costs of approximately $0.4 million and $0 for the years ended December 31, 2021 and 2020, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.
Pro forma financial information related to the acquisition of Biotech has not been provided as it is not material to our consolidated results of operations.
BiEsseA Acquisition
On July 1, 2021, the Company completed the acquisition of BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”). The Company acquired 100% of the issued and outstanding shares of BSA for an aggregate purchase price of $7.2 million, consisting of $4.8 million in cash and contingent consideration described below.
As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.8 million based on the achievement of certain performance metrics within three annual periods after 2021, each of which can pay up to one third of the total earn-out. The fair value of the contingent consideration as of the acquisition date, and as of December 31, 2021, was $2.3 million.
The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in $4.6 million of goodwill, all of which is attributable to our International segment. The goodwill resulting from this acquisition consists largely of the Company's expected future product sales and synergies from combining operations. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation tested income, which may result in a decrease to the Company's future U.S. federal income tax liability.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of July 1, 2021. The total purchase consideration is subject to customary working capital adjustments, which were finalized as of December 31, 2021.
Per the tax indemnification included in the purchase agreement of BSA, the seller has indemnified the Company for $0.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2025. As of December 31, 2021, approximately $0.5 million of the indemnification agreement remains outstanding.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

July 1, 2021
Purchase price in cash	$4,835
Fair value of contingent consideration	2,334
Total purchase consideration	$7,169

Cash and cash equivalents	$322
Accounts receivables	152
Other receivables	497
Prepaid expenses	8
Other current assets	275
Property and equipment, net	89
Operating lease right-of-use assets	44
Other intangible assets, net	3,329
Total assets acquired	4,716
Accounts payable	208
Accrued liabilities	334
Operating lease liabilities, current	37
Deferred revenue, current, and other	85
Operating lease liabilities, non-current	20
Deferred tax liability, net	925
Other liabilities	500
Net assets acquired	2,607
Goodwill	4,562
Total fair value of consideration transferred	$7,169

The Company's preliminary estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. Among items still being evaluated are deferred taxes. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuations would result in a corresponding increase in the amount of goodwill from the acquisition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets acquired, amortization method and estimated useful life as of July 1, 2021, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	14 years	Straight-line	$3,329
Total intangible assets acquired			$3,329
The Company incurred acquisition related costs of approximately $0.3 million and $0 for the years ended December 31, 2021 and 2020, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.
Pro forma financial information related to the acquisition of BisseA has not been provided as it is not material to our consolidated results of operations.
Lacuna Acquisition

On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's Point of Care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. As of December 31, 2021, $0.1 million of the indemnification holdback was released for licensing fees and $0.3 million of the indemnification holdback remains outstanding. As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million, and subsequently decreased to $0 as of December 31, 2021, which resulted in a $1.7 million gain included within general and administrative expenses in the Consolidated Statement of Loss for the year ended December 31, 2021.

The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in $4.2 million of goodwill, primarily related to expanded opportunities with our offerings. All of the goodwill is allocated to the North America segment and is not tax deductible for income tax purposes.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of February 1, 2021. As of December 31, 2021, the Company has finalized the accounting for the acquisition.
The information below represents the final purchase price allocation as of the acquisition date (in thousands):

February 1, 2021
Purchase price in cash	$4,255
Fair value of contingent consideration	1,700
Total purchase consideration	$5,955

Cash and cash equivalents	$3
Accounts receivable	170
Property and equipment, net	530
Other intangible assets, net	1,185
Total assets acquired	1,888
Deferred tax liability	133
Net assets acquired	1,755
Goodwill	4,200
Total fair value of consideration transferred	$5,955

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets acquired, amortization method and estimated useful life as of February 1, 2021, was as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Developed technology	3 years	Straight-line	$1,000
Customer relationships	6 months	Straight-line	150
Trade name	11 months	Straight-line	35
Total intangible assets acquired			$1,185
The Company incurred acquisition related costs of approximately $0.1 million and $0 for the years ended December 31, 2021 and 2020, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Per the tax indemnification included in the purchase agreement of scil, the seller has indemnified the Company for $1.1 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2027. As of December 31, 2021, approximately $0.4 million of the indemnification agreement remains outstanding.

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

The Company incurred acquisition related costs of approximately $0, $6.3 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.

Unaudited Pro Forma Financial Information

The following tables present unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenue, net	$215,874	$201,700
Net loss before equity in losses of unconsolidated affiliates	$(14,848)	$(2,159)
Net loss attributable to Heska Corporation	$(15,215)	$(2,487)

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

CVM
On December 5, 2019, Heska entered into a definitive agreement to purchase 100% of the outstanding shares of CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively), primarily to expand international operations in Europe. CVM is headquartered in Tudela, outside of Madrid, Spain. CVM mainly operates in Spain. The terms of the agreement transferred control of CVM upon signing, and the transfer of the purchase price of approximately $14.4 million and shares occurred in January 2020. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $9.0 million was allocated to goodwill within the International segment, all of which is tax deductible for purposes of calculating CFC tested income. The goodwill resulting from this acquisition consists largely of expanded product offerings and the acquired workforce.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values allocated to CVM's assets and liabilities as of the acquisition date, as well as the purchase price, are reflected in the table below (in thousands):

Purchase Price	December 5, 2019
Consideration paid to former owners	$14,420

Cash and cash equivalents	$1,226
Accounts receivable	583
Inventories	1,621
Other current assets	1,186
Property and equipment	345
Other intangible assets	2,608
Other non-current assets	460
Total assets acquired	8,029
Accounts payable	94
Accrued liabilities	471
Current portion of deferred revenue, and other	54
Deferred tax liability	683
Other long-term borrowings	1,109
Other liabilities	157
Net assets acquired	5,461
Goodwill	8,959
Total fair value of consideration transferred	$14,420
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
The Company incurred acquisition related costs of approximately $0, $0.6 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the CVM acquisition had occurred on January 1, 2018 (in thousands):

Year Ended
December 31, 2019
Revenue, net	$130,434
Net (loss) income before equity in losses of unconsolidated affiliates	$(460)
Net (loss) income attributable to Heska Corporation	$(788)

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
Other Related Party Activities
CVM Diagnostico Veternario S.L. and CVM Ecografia S.L. (“CVM”, collectively) conducted related party activities with Practice Clinicas Veterinarias Moviles, S.L. ("CVM Practice"), the owner of which was part of CVM management through June 1, 2021. CVM continues to lease two warehouses from CVM Practice, however the related party relationship was terminated as of June 1, 2021. CVM Practice charged CVM $37 thousand and $31 thousand during the year ended December 31, 2021 and year ended December 31, 2020, respectively, all of which is related to lease payments. The right-of-use asset and lease liability amounts related to the warehouse leases were approximately $0.2 million as of December 31, 2021 and $0.2 million as of December 31, 2020.
4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	December 31, 2021	December 31, 2020
Equity method investment	$2,406	$3,686
Non-marketable equity security investment	3,018	3,018
Investment in Unconsolidated Affiliates	$5,424	$6,704
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of December 31, 2021, our ownership interest in the business was 28.7%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Consolidated Statements of Loss.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
5.    INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$2,347	$(9,441)	$(1,872)
Foreign	(5,788)	(4,352)	(711)
	$(3,441)	$(13,793)	$(2,583)

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences that give rise to the components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Inventory	$4,616	$2,993
Accrued compensation	(70)	295
Stock options	3,581	2,322
Research and development tax credit	1,276	1,308
Research and development expense	3,291	2,571
Deferred revenue	1,390	1,441
Property and equipment	524	298
Net operating loss carryforwards	4,401	8,757
Foreign tax credit carryforward	64	64
Sales-type leases	2,494	1,324
Convertible debt equity component	—	(8,691)
Foreign intangible	(11,477)	(11,311)
Other	(540)	(1,124)
	9,550	247
Valuation allowance	(2,788)	(6,409)
Total net deferred tax assets (liabilities)	$6,762	$(6,162)

The components of the income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income tax (benefit) expense:
Federal	$—	$(24)	$—
State	666	339	189
Foreign	225	1,465	170
Total current expense	$891	$1,780	$359
Deferred income tax (benefit) expense:
Federal	$(4,364)	$369	$(1,610)
State	(813)	289	(307)
Foreign	713	(2,199)	112
Total deferred (benefit) expense	(4,464)	(1,541)	(1,805)
Total income tax (benefit) expense	$(3,573)	$239	$(1,446)

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's income tax (benefit) expense relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21%	21%	21%
State income taxes, net of federal benefit	3%	(4)%	9%
Non-consolidated Investment Income	8%	1%	(2)%
Foreign income inclusion	—%	(12)%	—%
Non-temporary stock option benefit	49%	6%	48%
Meals and entertainment permanent difference	—%	—%	(2)%
GILTI permanent difference	—%	—%	2%
Other permanent differences	—%	1%	(1)%
Foreign tax rate differences	10%	2%	6%
Change in tax rate	8%	1%	(6)%
Change in valuation allowance	88%	(4)%	(17)%
Other deferred differences	(25)%	(2)%	(9)%
Transaction costs	(4)%	(6)%	(6)%
Executive compensation limitation	(65)%	(6)%	(7)%
Research & development credit	(1)%	2%	20%
Equity Investment	(8)%	(4)%	—%
Change in uncertain tax benefits	11%	3%	—%
Contingent Consideration	10%	—%	—%
Other Foreign Income Taxes Due	(2)%	—%	—%
Other	1%	(1)%	—%
Effective income tax rate	104%	(2)%	56%

In 2021, we had total income tax benefit of $3.6 million, including $5.2 million in domestic deferred income tax benefit and $0.7 million in foreign deferred income tax expense, and $0.9 million in current income tax expense. In 2020, we had total income tax expense of $0.2 million, including approximately $0.6 million in domestic deferred income tax expense and $2.2 million of foreign deferred income tax benefit, and $1.8 million in current income tax expense. In 2019, we had total income tax benefit of $1.4 million, including approximately $1.9 million in domestic deferred income tax benefit and $0.1 million of foreign deferred income tax expense, a non-cash benefit, and approximately $0.4 million in current income tax expense. Income tax expense decreased in 2021 from 2020 due to change in valuation allowance, stock option benefits, and executive compensation limitation. Income tax expense increased in 2020 from 2019 due to foreign income inclusion, executive compensation limitations and acquisition related costs.

Cash paid for income taxes for the years ended December 31, 2021, 2020 and 2019 was $2.4 million, $993 thousand and $128 thousand, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Although the U.S. and many states generally have statutes of limitations ranging from 3 to 5 years, those statutes could be extended due to the Company’s net operating loss and tax credit carryforward positions in several of the Company's tax jurisdictions. In the U.S., the tax years 2018 - 2020 remain open to examination by the Internal Revenue Service.

As of December 31, 2021, the Company had net operating loss carryforwards ("NOL") of approximately $7.0 million, a foreign tax credit of $64 thousand and a domestic research and development tax credit carryforward of approximately $1.3 million for federal tax purposes. Our federal NOL is expected to expire as follows if unused: $0.4 million in 2022, $5.47 million in 2024 through 2025 and $0.5 million in 2027 through 2037. Our federal NOL of $0.7 million does not have an expiration date. Our foreign NOL of $9.4 million does not have an expiration date.

The Company considered multiple factors in assessing the need for a decrease in the partial valuation allowance against the Company’s deferred tax assets as of December 31, 2021. Due to executive compensation limitation significantly disallowing expense related to stock compensation along with future projections of income, the Company believes they will be able to utilize the remaining Federal NOLs and tax credits before they expire. Due to statute of limitations however, the Company does believe $61 thousand of state NOLs will expire before they can be utilized. For foreign NOL purposes, the Company believes due to projected losses in Germany and historical three year cumulative losses, all statutory deferred tax assets will not be utilized and therefore increased the valuation allowance against all statutory deferred balances in Germany. As a result, the Company recorded an additional $3.6 million tax effected decrease to the current partial valuation allowance against the Company's worldwide net operating losses, statutory assets, and tax credits for the year ended December 31, 2021. As of December 31, 2021, the Company had a deferred tax asset of approximately $5.7 million from net operating losses and tax credits and a net partial valuation allowance of approximately $2.8 million recorded against these deferred tax assets. The Company will continue to closely monitor the need for an additional valuation allowance against its deferred tax assets in each subsequent reporting period which can be impacted by actual operating results compared to the Company's forecast.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following provides a reconciliation of unrecognized tax benefits which are included in Other liabilities within the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$(808)	$—
Acquired additions based on prior year tax positions	(508)	(1,072)
Reductions from lapse in statutes of limitations	404	358
Currency Translation Adjustment	19	(94)
Balance at the end of period	$(893)	$(808)

The total amount of unrecognized tax benefits, which are included in other liabilities within the combined balance sheets as of December 31, 2021 was approximately $0.9 million, which may impact the effective tax rate if recognized. These unrecognized tax benefits were recognized as part of the acquisition of scil animal care company GmbH in 2020 and BiEssA A-Laboratorio die Analisi Veterinarie S.r.l in 2021. Per the tax indemnification included in the purchase agreements, the sellers have indemnified the Company for these other liabilities, which would reduce the economic impact to the Company if these positions were settled with tax authorities. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on the combined financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. Interest and penalties accrued as of December 31, 2021 are $18 thousand.

As of December 31, 2021, the Company had accumulated undistributed earnings generated by foreign subsidiaries of approximately $3.4 million, which would be subject to U.S. taxes and foreign withholding taxes of approximately $167 thousand if repatriated. If the Company decides to repatriate these foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings would no longer be indefinitely invested outside the United States.
6.     LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$5,198	$5,457
Finance	Property and equipment, net	1,650	1,907
Total Leased Assets		$6,848	$7,364

Liabilities
Operating	Operating lease liabilities, current	$2,227	$2,087
	Operating lease liabilities, non-current	3,509	3,858
Finance	Deferred revenue, current, and other	200	295
	Other liabilities	331	261
Total Lease Liabilities		$6,267	$6,501

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the year ended December 31, 2021, operating lease expense was approximately $3.1 million, including immaterial variable lease costs. For the year ended December 31, 2020, operating lease expense was approximately $2.8 million, including immaterial variable lease costs. For the year ended December 31, 2019, operating lease expense was approximately $2.4 million, including immaterial variable lease costs.

Finance lease amortization expense was $0.4 million, $0.3 million, and $44 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. Finance lease interest expense was $12 thousand, $10 thousand, and $3 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental cash flow information related to the Company's operating and finance leases for the years ended December 31, 2021, 2020, and 2019 respectively, was as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - operating leases	$2,315	$2,213	$1,800
Operating cash outflows - finance leases	$12	$10	$3
Financing cash outflows - finance leases	$290	$250	$36
ROU assets obtained in exchange for new lease obligations:
Operating leases	$1,028	$788	$604
Finance leases	$310	$159	$11

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's leases:

	December 31,
	2021	2020
Weighted average remaining lease term:
Operating	3.0 years	3.1 years
Finance	3.5 years	2.9 years
Weighted average discount rate:
Operating	4.2%	4.2%
Finance	3.0%	2.1%

The following table presents the maturity of the Company's lease liabilities as of December 31, 2021 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022	$2,297	$213
2023	2,479	134
2024	484	98
2025	353	71
2026	339	41
Thereafter	175	6
Total lease payments	6,127	563
Less: imputed interest	391	32
Total lease liabilities	$5,736	$531

Lessor Accounting
The Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's lease receivables as of December 31, 2021 (in thousands):

Year Ending December 31,	Sales-Type Leases
2022	$6,175
2023	5,938
2024	5,168
2025	4,076
2026	3,060
Thereafter	1,921
Total undiscounted future maturities	26,338
Less: interest	35
Total lease receivables	$26,303

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Sales-type lease revenue	$12,243	$5,617	$6,890
Sales-type lease cost of revenue	9,925	3,951	5,099
Profit recognized at commencement for sales-type leases	$2,318	$1,666	$1,791

Operating lease income	$2,110	$1,012	$—

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net loss attributable to the Company by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges that would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and restricted stock awards but excluding options to purchase fractional shares resulting from the Company's December 2010 1-for-10 reverse stock split) had been converted to common shares, and if such assumed conversion is dilutive.
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	Years ended December 31,
	2021	2020	2019
Net loss attributable to Heska Corporation	$(1,148)	$(14,399)	$(1,465)

Basic weighted-average common shares outstanding	10,015	8,653	7,446
Assumed exercise of dilutive stock options and restricted shares	—	—	—
Diluted weighted-average common shares outstanding	10,015	8,653	7,446

Basic loss per share attributable to Heska Corporation	$(0.11)	$(1.66)	$(0.20)
Diluted loss per share attributable to Heska Corporation	$(0.11)	$(1.66)	$(0.20)
The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Years ended December 31,
	2021	2020	2019
Convertible preferred stock	—	458	—
Convertible senior notes	996	118	—
Stock options and restricted shares	404	328	300
	1,400	904	300

As more fully described in Note 16, the Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. As discussed in Note 1, the Company early adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For year ended December 31, 2021, all of the potentially issuable shares with respect to the Notes were excluded from the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

calculation of diluted net earnings per share because the effect was anti-dilutive. The Company has elected to apply the modified retrospective method of adoption and will not restate EPS for the prior period.
As discussed in Note 12, the Company issued and sold an aggregate of 122,000 shares of its Preferred Stock to certain investors in a private placement offering. The shares were converted into 1,508,964 shares of Public Common Stock, effective on April 21, 2020. The potential dilutive effect of the convertible preferred stock was calculated using the if-converted method for the period the preferred shares were outstanding. For the year ended December 31, 2020, these shares were excluded from the computation of diluted EPS because the effect would have been antidilutive.
8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the years ended December 31, 2021 and 2020 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2019	$25,724	$10,480	$36,204
Goodwill attributable to acquisitions	8,742	37,258	46,000
Measurement period adjustment to prior year acquisition	—	110	110
Foreign currency adjustments	948	5,014	5,962
Carrying amount, December 31, 2020	$35,414	$52,862	$88,276
Goodwill attributable to acquisitions (subject to change)	30,039	4,562	34,601
Measurement period adjustment to prior year acquisition	—	—	—
Foreign currency adjustments	82	(4,133)	(4,051)
Carrying amount, December 31, 2021	$65,535	$53,291	$118,826

Other intangibles assets, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$47,629	$(11,145)	$36,484	$46,989	$(6,436)	$40,553
Developed technology	15,633	(3,218)	12,415	8,669	(1,696)	6,973
Trade names	223	(166)	57	197	(105)	92
Intangible assets not subject to amortization:
Trade names	7,749	—	7,749	8,374	—	8,374
Total intangible assets	$71,234	$(14,529)	$56,705	$64,229	$(8,237)	$55,992

Amortization expense relating to other intangibles is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Amortization expense	$6,291	$5,196	$1,278

The remaining weighted-average amortization period for intangible assets is approximately 7.8 years.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to intangibles for each of the five years from 2022 through 2026 and thereafter is as follows (in thousands):

Year Ending December 31,
2022	$7,141
2023	6,773
2024	6,347
2025	6,293
2026	5,875
Thereafter	16,527
Total amortization related to finite-lived intangible assets	48,956
Indefinite-lived intangible assets	7,749
Net intangible assets	$56,705

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$2,959	$2,590
Building	11,288	12,737
Machinery and equipment	39,851	40,411
Office furniture and equipment	1,732	2,047
Computer hardware and software	5,285	4,773
Leasehold and building improvements	10,796	10,728
Construction in progress	286	4
Property and equipment, gross	72,197	73,290
Less accumulated depreciation	(38,784)	(37,748)
Total property and equipment, net	$33,413	$35,542
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of December 31, 2021 and 2020 was $15.1 million and $13.6 million, respectively, before accumulated depreciation of $5.8 million and $4.7 million, respectively.
Depreciation expense for property and equipment was $6.4 million, $6.2 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$16,094	$14,454
Work in process	3,656	4,262
Finished goods	29,611	21,321
Total inventories	$49,361	$40,037

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.
11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and employee benefits	$9,392	$7,949
Accrued property taxes	656	659
Accrued purchase orders	552	1,549
Accrued taxes	3,574	3,731
Other	5,250	4,167
Total accrued liabilities	$19,424	$18,055

Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Plans
The Company has stock incentive plans which authorize granting of stock options, restricted stock awards, restricted stock units, and stock purchase rights to our employees, officers, directors and consultants. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which was later amended in December 2018 to be renamed the "Stock Incentive Plan." In May 2012, stockholders approved an amendment allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of our Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. The plan was further amended in May 2016, May 2018, and April 2020 to increase the number of shares authorized for issuance by 500,000, 250,000, and 300,000 shares, respectively. In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan (the "2003 Plan"), which allows for the granting of stock options/restricted stock for up to 239,050 shares of the Company's common stock. In May 2021, stockholders approved the Heska Corporation Equity Incentive Plan (the "Stock Plan") that replaced the Stock Incentive Plan and the 2003 Plan and includes a reserve for an additional 250,000 shares of common stock along with any shares that remained available for grant under the prior plans. The total number of shares reserved for issuance as of December 31, 2021 was 109,301.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Time Vesting Stock Options
The fair value of each time vesting option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020	2019
Risk-free interest rate	0.98%	3.64%	1.62%
Expected lives	5.6 years	5.3 years	4.7 years
Expected volatility	47%	46%	40%
Expected dividend yield	0%	0%	0%

A summary of our time vesting stock option activity is as follows:

	Year Ended December 31,
	2021
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	464,232	$57.18
Granted at market	19,500	$188.62
Forfeited	(71)	$98.66
Expired	—	$—
Exercised	(63,459)	$52.03
Outstanding at end of period	420,202	$64.06
Exercisable at end of period	326,931	$53.85
The total estimated fair value of time vesting stock options granted was computed to be approximately $1.6 million, $2.4 million and $2.6 million during the years ended December 31, 2021, 2020 and 2019, respectively. The amounts are amortized ratably over the requisite service periods of the options. The weighted average estimated fair value of options granted was computed to be approximately $82.77, $28.66

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and $29.89 during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised was $9.9 million, $5.0 million and $12.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. The cash proceeds from options exercised were $3.3 million, $3.4 million and $1.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes information about time vesting stock options outstanding and exercisable at December 31, 2021.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2021	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$7.36 - $21.09	84,828	1.88	$9.87	84,828	1.88	$9.87
$21.10 - $69.76	98,288	6.82	$53.06	63,288	6.01	$48.71
$69.77 - $71.83	90,000	6.32	$69.81	90,000	6.32	$69.81
$71.84 - $95.65	96,131	6.91	$80.90	70,362	6.58	$79.10
$95.66 - $188.62	50,955	8.01	$133.53	18,453	6.28	$99.62
$7.36 - $188.62	420,202	5.88	$64.06	326,931	5.16	$53.85
As of December 31, 2021, there was approximately $2.9 million of total unrecognized compensation cost related to outstanding time vesting stock options. That cost is expected to be recognized over a weighted-average period of 1.31 years with all cost to be recognized by the end of May 2024, assuming all options vest according to the vesting schedules in place at December 31, 2021. As of December 31, 2021, the aggregate intrinsic value of outstanding options was approximately $49.9 million and the aggregate intrinsic value of exercisable options was approximately $42.1 million.
Performance Stock Options
Our performance-based stock options are tied to either market-related vesting conditions or Company performance metrics, including future product launches, future sales targets, operating performance, and earnings before interest, taxes, depreciation, and amortization ("EBITDA").
A summary of our performance-based stock option activity is as follows:

	Year Ended December 31,
	2021
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	220,000	$60.94
Granted at market	34,800	$198.40
Outstanding at end of period	254,800	$79.71
Exercisable at end of period	25,000	$60.94
The performance-based stock options granted during the year ended December 31, 2021, were valued using a Monte Carlo simulation model. The model used the following weighted-average assumptions: risk-free interest rate of 0.77%, expected volatility of 46.3% based on historical stock volatility, expected term of 5.0 years based on historical exercises, and no expected dividend yield.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total estimated fair value of performance-based stock options granted was computed to be approximately $2.6 million, $6.0 million and $0 during the years ended December 31, 2021, 2020 and 2019, respectively. The weighted-average estimated fair value of options granted was computed to be approximately $75.62, $25.04 and $0 during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the aggregate intrinsic value of outstanding options was approximately $26.7 million and the aggregate intrinsic value of exercisable options was approximately $3.0 million. As of December 31, 2021, there was approximately $2.8 million of total unrecognized compensation cost related to outstanding performance-based stock options that is expected to be recognized over a weighted-average period of 1.0 year.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life in Years	Weighted Average Outstanding Price	Number of Options Exercisable at December 31, 2021	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$60.94	220,000	8.29	$60.94	25,000	8.29	$60.94
$198.40	34,800	4.44	$198.40	—	—	$—
$60.94 - $198.40	254,800	7.77	$79.71	25,000	8.29	$60.94
As of December 31, 2021, we reviewed each of the underlying corporate performance targets and determined that approximately 45,000 shares were related to corporate performance targets in which we did not deem achievement probable. The unrecognized compensation cost associated with the performance options not deemed probable, based on grant date fair value, is approximately $1.1 million. Any change in the probability determination could accelerate the recognition of this expense.
Restricted Stock Awards and Units
We have granted unvested restricted stock awards and restricted stock units (collectively, “restricted stock”) to management and directors pursuant to the Stock Incentive Plan. The restricted stock awards and units have varying vesting periods, but generally become fully vested between one and seven years after the grant date, depending on the specific award, performance targets met for performance based awards granted to management, and vesting period for time based awards. Management performance based awards are granted at the target amount of shares that may be earned and are tied to future sales targets, product development, profitability measures such as gross margin and operating profit, and/or non-GAAP measures such as EBITDA and adjusted EBITDA margin. We value the restricted stock awards and units related to service and/or company performance targets based on grant date fair value and expense over the period when achievement of those conditions is deemed probable. For restricted stock awards related to market conditions, we utilize a Monte Carlo simulation model to estimate grant date fair value and expense over the requisite period. We recognize forfeitures as they occur.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes restricted stock transactions for the year ended December 31, 2021:

	Restricted Stock Awards		Restricted Stock Units
	Restricted Stock	Weighted-Average Grant Date Fair Value Per Award	Restricted Stock	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2020	291,520	$78.44	—	$—
Granted	243,369	$207.24	6,000	$172.11
Vested	(30,082)	$68.33	—	$—
Forfeited	(11,294)	$104.49	—	$—
Non-vested as of December 31, 2021	493,513	$141.98	6,000	$172.11
The weighted average grant date fair value of awards granted during the year was $207.24, $87.29, and $74.93 for the years ended December 31, 2021, 2020 and 2019, respectively. Fair value of restricted stock vested was $5.6 million, $5.0 million, and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was approximately $22.2 million and $0.6 million of total unrecognized compensation cost related to restricted stock awards and restricted stock units, respectively, with probable Company performance targets, as well as market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 1.4 years for restricted stock awards and 1.6 years for restricted stock units. As of December 31, 2021, we reviewed each of the underlying corporate performance targets and determined that approximately 191,000 shares of common stock for restricted stock awards and approximately 1,000 shares of common stock for restricted stock units were related to corporate performance targets in which we did not deem achievement probable. The unrecognized compensation cost associated with the restricted stock awards and restricted stock units not deemed probable, based on grant date fair value, is approximately $30.9 million and $0.1 million, respectively. Any change in the probability determination could accelerate the recognition of this expense.
Employee Stock Purchase Plan
Under the 2020 Employee Stock Purchase Plan (the "ESPP"), we are authorized to issue up to 200,000 shares of common stock to our employees, of which 9,296 had been issued as of December 31, 2021. The ESPP provides for the issuance of shares of our common stock to participating employees. At the end of each designated offering period, which occurs every six months on June 30 and December 31, employees can elect to purchase shares of our common stock with contributions of up to 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of our stock price on (i) the first trading day of the offering period, or (ii) the last trading day of the offering period.

We issued 5,437, 10,069 and 10,698 shares under the ESPP for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted-average fair value of the purchase rights granted was $29.56, $16.19 and $18.10 per share for the years ended December 31, 2021, 2020 and 2019, respectively.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
2021 Equity Offering

On March 5, 2021, the Company completed a public offering of 940,860 shares of common stock, $0.01 par value per share, at a public offering price of $186.00 per share. The Company received net proceeds of approximately $164.2 million after deducting underwriting discounts and commissions and issuance costs. The Company granted the underwriters an option to purchase up to an additional 141,129 shares of common stock from the Company at the offering price of $186.00 per share (less the underwriting discounts and commissions), within 30 days of the Prospectus Supplement dated March 2, 2021. The Company evaluated the accounting treatment of the option under ASC 815-40, Derivatives and Hedging - Contracts on an Entity's Own Equity, and determined that it met the criteria for equity treatment thereunder. The underwriters’ option was not exercised and expired on April 1, 2021. The Company is using the net proceeds of the offering for general corporate purposes, including working capital, further development and potential commercialization of current and future product initiatives, collaborations, and capital expenditures. The Company may also use a portion of the net proceeds of this offering to fund possible investments in or acquisitions of complementary businesses, products or technologies, or to repay indebtedness. See the Consolidated Statements of Cash Flows for further details regarding investing activities completed thus far.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income
Balances at December 31, 2019	$(346)	$859	$—	$513
Other comprehensive (loss) income	(40)	5,013	8,683	13,656
Balances at December 31, 2020	(386)	5,872	8,683	14,169
Other comprehensive income (loss)	107	(3,898)	(5,341)	(9,132)
Balances at December 31, 2021	$(279)	$1,974	$3,342	$5,037
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.

14.    COMMITMENTS AND CONTINGENCIES
Warranties
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.5 million and $0.5 million as of December 31, 2021 and 2020.

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
At December 31, 2021, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Litigation Settlement

On November 1, 2019, Heska filed a civil complaint against Qorvo US, Inc, Qorvo Biotechnologies, LLC (together with Qorvo US, Inc, "Qorvo"), and Zomedica Inc. d/b/a Zomedica Corp ("Zomedica") in the United States District Court for the Middle District of North Carolina, asserting claims for trade secret

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

misappropriation, unfair and deceptive trade practices, unjust enrichment, tortious interference with business relations, and injunctive relief. In the litigation, Qorvo and Zomedica moved to assert counterclaims against Heska for unfair and deceptive trade practices and attempted monopolization. Both parties denied one another’s allegations, contentions, claims and counterclaims asserted in the litigation. The parties resolved these allegations through a negotiated settlement on September 20, 2021. In consideration for negotiation of the rights and obligations asserted by the parties, Qorvo agreed to pay the Company $1.2 million. The case was dismissed with prejudice and the matter is considered closed by the parties. The Company collected the payment on October 5, 2021, and realized $1.2 million of other income during the year ended December 31, 2021.
Off-Balance Sheet Commitments
We have no off-balance sheet arrangements or variable interest entities.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $41.1 million as of December 31, 2021.

15.    INTEREST AND OTHER EXPENSE (INCOME), NET
Interest and other expense (income), net, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest income	$(1,797)	$(607)	$(661)
Interest expense	4,201	6,374	3,089
Other (income) expense, net	44	(166)	482
Interest and other expense (income), net	$2,448	$5,601	$2,910
Cash paid for interest was $3.3 million, $3.2 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $12.8 million of the net proceeds from the Notes to repay all outstanding indebtedness on its existing Credit Facility with JPMorgan Chase Bank, N.A., and an additional $2.0 million to fully fund a cash collateralized, letter of credit facility under a new Credit Facility. The Company subsequently terminated the Credit Facility with JPMorgan Chase Bank, N.A. on December 31, 2019. The Company expects to use the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

remainder of the net proceeds from the sale of the Notes to fund our intended expansion efforts, including through acquisitions of complementary businesses or technologies or other strategic transactions, and for working capital and other general corporate purposes.

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

In accounting for the issuance of the Notes prior to the adoption of ASU 2020-06, the Company initially separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represented the debt discount, which was recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the Notes was 15.3% per annum prior to adopting ASU 2020-06. The equity component of the Notes was approximately $39.5 million, net of allocated issuance costs of $1.5 million. This is included in additional paid-in capital in the Consolidated Balance Sheet as of December 31, 2020, net of deferred tax impacts of $9.7 million. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
In addition, the Company determined that the additional interest that could be due to the holders of the Notes upon an event of default or non-timely filing represented an embedded derivative feature that should be bifurcated from the Notes. The Company concluded that the fair value of this embedded derivative feature was de minimis upon the issuance of the Notes and at December 31, 2021.
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
During the years ended December 31, 2021 and 2020, no portion of the Notes was converted and the liability component was classified as long-term debt on the Company's Consolidated Balance Sheet as of December 31, 2021.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the net carrying amount of the Notes as of December 31, 2021 (in thousands):

	December 31, 2021	December 31, 2020
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(2,216)	(37,791)
Net carrying amount	$84,034	$48,459

Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense related to contractual coupon interest[2]	$3,755	$3,234	$925
Interest expense related to amortization of debt discount[1]	415	3,111	1,744
Total interest expense	$4,170	$6,345	$2,669
1 Refer to Note 1. Summary of Significant Accounting Policies relating to an immaterial out of period error correction of non-cash interest identified and recorded during the fourth fiscal quarter of 2020.
2The year ended December 31, 2021 includes $0.5 million of additional interest expense related to the restrictive legend on the Notes. The legend was removed as of December 31, 2021 and the Notes will not accrue additional interest in future periods.

As of December 31, 2021, the remaining period over which the unamortized discount will be amortized is 57.0 months.

The estimated fair value of the Notes was $194.3 million and $156.9 million as of December 31, 2021 and 2020, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $182.49 on December 31, 2021, the if-converted value exceeded the aggregate principal amount of the Notes by $95.4 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    NOTE RECEIVABLES
Related Party Convertible Note Receivable
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
The carrying value of the note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets, is as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal amount	$6,650	$6,650
Unamortized discount	(672)	(977)
Net carrying amount	$5,978	$5,673

The fair value of the embedded derivative was $0.9 million as of December 31, 2021 and $1.0 million as of December 31, 2020, respectively, and is included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in Interest and other (income) expense, net on the Consolidated Statements of Loss. In addition, the Company recorded an allowance for expected credit losses on the promissory note of $67 thousand as of December 31, 2021.

Promissory Note Receivable from Investee

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
The carrying value of the note receivable, included in Promissory note receivable from investee, net, on the Consolidated Balance Sheets, is as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal amount	$9,000	$—
Unamortized discount	(254)	—
Net carrying amount	$8,746	$—

The fair value of the derivative was $0.3 million at issuance and $0.3 million as of December 31, 2021, and is included in Other non-current assets on the Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other Interest and other (income) expense, net on the Consolidated Statements of Loss. In addition, the Company recorded an allowance for expected credit losses on the note receivable of $0.3 million as of December 31, 2021.
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
The North America segment is comprised of the Company's operations in the United States, Canada and Mexico and the International segment is comprised of geographies outside of North America, which are the Company's operations primarily in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. Certain expenses incurred at the Company’s headquarters located in the North America segment are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. However, there are certain corporate expenses included in the North America segment that we do not allocate. Such expenses include research and development, certain selling, marketing, general, and administrative costs that support the global organization. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation. The Company's sales are determined by the country of origin where the sale occurred. For a description of Heska's previous operating segments, refer to Note 17 to the consolidated financial statements included in Part II. Item 8 of Heska's Annual Report on Form 10-K for the year ended December 31, 2019.

Our CODM continues to evaluate segment performance and allocate resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of December 31, 2021 due to the acquisition of scil.

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Year Ended December 31, 2021	North America	International	Total
Total revenue	$158,898	$94,841	$253,739
Cost of revenue	84,472	63,473	147,945
Gross profit	74,426	31,368	105,794
Gross margin	47%	33%	42%
Operating income (loss)	650	(1,643)	(993)
Income (loss) before income taxes	2,072	(5,513)	(3,441)
Investments in unconsolidated affiliates	5,424	—	5,424
Total assets	441,234	162,838	604,072
Net assets	308,973	126,881	435,854
Capital expenditures	700	1,068	1,768
Depreciation and amortization	5,673	7,882	13,555

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended December 31, 2020	North America	International	Total
Total revenue	$131,066	$66,257	$197,323
Cost of revenue	70,163	45,870	116,033
Gross profit	60,903	20,387	81,290
Gross margin	46%	31%	41%
Operating loss	(4,977)	(3,215)	(8,192)
Loss before income taxes	(7,871)	(5,922)	(13,793)
Investments in unconsolidated affiliates	6,704	—	6,704
Total assets	238,550	161,289	399,839
Net assets	156,931	130,122	287,053
Capital expenditures	443	243	686
Depreciation and amortization	4,735	6,650	11,385

Year Ended December 31, 2019	North America	International	Total
Total revenue	$115,423	$7,238	$122,661
Cost of revenue	63,089	5,123	68,212
Gross profit	52,334	2,115	54,449
Gross margin	45%	29%	44%
Operating income (loss)	1,426	(1,099)	327
Loss before income taxes	(1,343)	(1,240)	(2,583)
Investments in unconsolidated affiliates	7,424	—	7,424
Total assets	219,402	25,022	244,424
Net assets	133,835	20,699	154,534
Capital expenditures	1,005	39	1,044
Depreciation and amortization	4,788	128	4,916

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company measures its geographic revenue information based on the country of origin where the sale occurred. The geographic classification is independent of where the customer resides or where the customer is physically located while using the Company's product. Total revenue by principal geographic area was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
United States	$141,588	$120,244	$113,485
Canada	17,310	10,822	1,938
Germany	44,148	29,543	—
France	18,671	12,615	3,473
Spain	14,071	12,995	759
Italy	10,145	5,850	—
Switzerland	3,885	3,343	2,820
Other International	3,921	1,911	186
Total	$253,739	$197,323	$122,661
Total long-lived assets by principal geographic areas were as follows (in thousands):

	As of December 31,
	2021	2020	2019
United States	$12,502	$11,805	$14,712
Canada	719	643	—
Germany	12,795	14,630	—
France	3,127	4,205	152
Spain	1,051	1,209	391
Italy	1,966	1,944	—
Switzerland	63	46	33
Other International	1,190	1,060	181
Total	$33,413	$35,542	$15,469

Revenue from Covetrus represented approximately 8%, 6% and 14% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Consolidated revenue from Covetrus attributable to our North America segment represented approximately 7%, 5% and 14%, respectively, whereas revenue from Covetrus attributable to our International segment represented 1%, 1%, and 0% for the years ended December 31, 2021, 2020 and 2019, respectively. No other customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2021, 2020 or 2019.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.    SUBSEQUENT EVENTS
VetZ GmbH Acquisition
On January 3, 2022, the Company acquired 100% of the equity of VetZ GmbH (“VetZ”), a European leader in veterinary practice information management software solutions (“PIMS”). The preliminary cash purchase price was approximately $32.1 million, including a general indemnity holdback of approximately $1.4 million. The preliminary cash purchase price is subject to potential purchase price adjustments, and the holdback must be released within 18 months of closing. Additionally, the seller may earn an additional $15.5 million in Heska stock, which will be issued in tranches based on future financial and non-financial milestones. The preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed. It is not practicable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these consolidated financial statements.
In connection with the VetZ acquisition, the Company entered into a related party building lease agreement with the former owners, who will now be employees of the Company. The Company will pay monthly rent of approximately $17 thousand for this lease beginning in January 2022. There was no financial statement impact for this lease agreement for the year ended December 31, 2021.
Stock Issuances
On February 17, 2022, the Compensation Committee of the Company's Board of Directors authorized the issuance of 51,919 performance-based restricted stock awards to executive officers and other members of management. The vesting of the restricted stock awards is subject to the achievement of certain Company performance conditions. The performance conditions must be achieved by December 31, 2025, otherwise the restricted stock awards are forfeited.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
As discussed in Note 3. Acquisition and Related Party Items in Item 8 "Financial Statements and Supplementary Data", the Company acquired Biotech on September 1, 2021 and BiEsseA on July 1, 2021. Consistent with guidance issued by the U.S. Securities and Exchange Commission, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Biotech and BiEsseA as of December 31, 2021. Biotech and BiEsseA combined accounted for approximately 7% of Heska's total assets at December 31, 2021 and less than 1% of total net revenue for the year ended December 31, 2021.
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
Grant Thornton, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
We evaluated our internal controls over financial reporting in relation to recurring performance and changes to the control environment due to COVID-19. Based on the assessment, we determined there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders.
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

Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2021, including the Equity Incentive Plan, the Stock Incentive Plan, as amended and restated, the 2003 Stock Incentive Plan, as amended and the 2020 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	675,002	$69.97	300,005
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	675,002	$69.97	300,005

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
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

Exhibit Number	Notes	Description of Document
2.1#++	(19)
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

2.2#	(22)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
2.3#++	(27)
Sale and Purchase Agreement dated November 1, 2021 regarding Veterinärmedizinisches Dienstleistungszentrum (VetZ) GmbH Online-Dienstleistungen Für Tierärzte among Registrant, Heska GmbH, F2 Beteiligungs GmbH & Co. KG, F3P GmbH, Mr. Ingo Fraedrich, and Mr. Thomas Fraedrich.

3(i)	(4)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(4)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(9)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(10)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vi)	(13)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vii)	(15)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(viii)	(20)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(ix)	(27)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(x)#	(22)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3(xi)	(16)	Amended and Restated Bylaws of the Registrant, as amended.

4.1	(18)	Indenture, dated as of September 17, 2019, by and between Heska Corporation and U.S. National Bank Association, as Trustee (including the form of the Notes).
4.2		Description of Securities
10.1*	(23)	Heska Corporation Equity Incentive Plan.
10.2*	(20)	Heska Corporation Stock Incentive Plan, as amended and restated.
10.3*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement.
10.4*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.5*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.6*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.7*	(17)	Stock Incentive Plan Employees and Consultants Option Agreement.
10.8*	(17)	Stock Incentive Plan Outside Directors Option Agreement.
10.09*	(3)	2003 Equity Incentive Plan, as amended and restated.
10.10*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.11*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.12*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.13*	(9)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.14*	(9)	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.15*	(20)	2020 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.16*	(26)	Amended and Restated Management Incentive Plan Master Document.
10.17*	(26)	Director Compensation Policy.
10.18*	(2)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.19*	(24)	Amended and Restated Employment Agreement dated June 8, 2021 by and between Registrant and Kevin Wilson.
10.20*	(5)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.21*	(7)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 6, 2014.
10.22*	(11)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of December 1, 2017.
10.23*	(12)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.24*	(14)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 3, 2018.
10.25*	(16)	Employment Agreement between Registrant and Catherine I. Grassman, effective as of June 1, 2019
10.26*	(1)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.27*	(2)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.

10.28*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of April 16, 2020.
10.29*	(26)	Employment Agreement between Registrant and Christopher Sveen, effective as of April 15, 2020
10.30*	(26)	Employment Agreement between Registrant and Eleanor Baker, effective as of April 9, 2020
10.31*	(12)	Restricted Stock Grant Agreement form for grants issued on March 7, 2018 (for officers other than Kevin S. Wilson).
10.32*	(12)	Notice of Stock Option Grant for grants issued on March 7, 2018.
10.33+	(6)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2014.

10.34	(8)	Second Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2015.
10.35++	(19)	Third Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of August 27, 2019.
10.36#++	(25)	Fourth Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of February 18, 2021.
10.37+	(11)
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of September 1, 2013; and Supplemental memo to September 1, 2013 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of March 1, 2015.

10.38++	(21)	First Amendment to Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.39+	(21)	Amended and Restated Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.40+	(11)	Master Supply Agreement between Registrant and Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health effective as of October 17, 2014.
10.41#	(22)	Registration Rights Agreement, dated as of March 30, 2020, by and among Heska Corporation and the several purchaser signatory thereto.
10.42+	(22)	Amended and Restated Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.43#	(11)	Master Supply Agreement between Registrant and Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health effective as of October 17, 2014.
21.1		Subsidiaries of the Company.
23.1		Consent of Grant Thornton LLP.
23.2		Consent of Plante & Moran, PLLC
24.1		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(5)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(6)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2014.
(7)	Filed with the Registrant's Form 10-K for the year ended December 31, 2014.
(8)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2015.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2017.
(12)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2018.
(13)	Filed with the Registrant's Form 8-K on May 9, 2018.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2018.
(15)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(16)	Filed with the Registrant's Form 8-K on June 1, 2019.
(17)	Filed with the Registrant's Form 10-K for the year ended December 31, 2018.
(18)	Filed with the Registrant's Form 8-K on September 17, 2019.
(19)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(20)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(21)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2020.
(22)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(23)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2021.
(24)	Filed with the Registrant's Form 8-K on June 10, 2021.
(25)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2021.
(26)	Filed with the Registrant's Form 10-K for the year ended December 31, 2020.
(27)	Filed with the Registrant’s S-3 on February 16, 2022, File Number 333-262795.

Item 16.    Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2022
/s/ CATHERINE GRASSMAN Catherine Grassman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
/s/ SCOTT HUMPHREY Scott Humphrey	Chair	February 28, 2022
/s/ ROBERT L. ANTIN Robert L. Antin	Director	February 28, 2022
/s/ STEPHEN L. DAVIS Stephen L. Davis	Director	February 28, 2022
/s/ MARK F. FURLONG Mark F. Furlong	Director	February 28, 2022
/s/ JOACHIM HASENMAIER Joachim Hasenmaier	Director	February 28, 2022
/s/ SHARON J. LARSON Sharon J. Larson	Director	February 28, 2022
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	February 28, 2022