Form 10-Q
period 2022-03-31
HESKA CORP
filed 2022-05-09
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
10,790,622 shares of the Registrant's Public Common Stock, $0.01 par value, were outstanding at May 5, 2022.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element DC5X and Element RC, Element RCX, Element RCX3, Element AIM, and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation and/or its affiliates. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. Nu.Q is a registered trademark of Belgian Volition SPRL. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.
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
-ii-

Statement Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and include, among others, risks and uncertainties related to:

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
-iii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$172,744	$223,574
Accounts receivable, net of allowance for losses of $858 and $874, respectively	26,541	27,995
Inventories	55,222	49,361
Net investment in leases, current, net of allowance for losses of $119 and $137, respectively	6,544	6,175
Prepaid expenses	5,389	5,244
Other current assets	6,309	7,206
Total current assets	272,749	319,555

Property and equipment, net	33,818	33,413
Operating lease right-of-use assets	8,154	5,198
Goodwill	139,990	118,826
Other intangible assets, net	71,839	56,705
Deferred tax asset, net	21,503	19,429
Net investment in leases, non-current	21,972	20,128
Investments in unconsolidated affiliates	5,043	5,424
Related party convertible note receivable, net	6,880	6,800
Promissory note receivable from investee, net	8,464	8,448
Other non-current assets	11,259	10,146
Total assets	$601,671	$604,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,375	$15,374
Accrued liabilities	19,774	19,424
Operating lease liabilities, current	2,504	2,227
Deferred revenue, current, and other	5,878	6,901
Total current liabilities	40,531	43,926

Convertible note, non-current, net	84,140	84,034
Notes payable	15,900	15,900
Deferred revenue, non-current	3,711	3,854
Operating lease liabilities, non-current	6,211	3,509
Deferred tax liability	17,461	12,667
Other liabilities	5,122	4,328
Total liabilities	173,076	168,218

Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $0.01 par value, 20,000,000 shares authorized, 10,785,620 and 10,712,347 shares issued and outstanding, respectively	108	107
Additional paid-in capital	585,123	579,354
Accumulated other comprehensive income	1,994	5,037
Accumulated deficit	(158,630)	(148,644)
Total stockholders' equity	428,595	435,854
Total liabilities and stockholders' equity	$601,671	$604,072

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$64,800	$60,503
Cost of revenue	35,655	35,033
Gross profit	29,145	25,470

Operating expenses:
Selling and marketing	11,997	10,907
Research and development	12,456	1,186
General and administrative	16,146	12,359
Total operating expenses	40,599	24,452
Operating (loss) income	(11,454)	1,018
Interest and other expense, net	359	526
Net (loss) income before taxes and equity in losses of unconsolidated affiliates	(11,813)	492
Income tax (benefit) expense:
Current income tax expense	158	641
Deferred income tax benefit	(2,366)	(2,206)
Total income tax benefit	(2,208)	(1,565)

Net (loss) income before equity in losses of unconsolidated affiliates	(9,605)	2,057
Equity in losses of unconsolidated affiliates	(381)	(186)
Net (loss) income attributable to Heska Corporation	$(9,986)	$1,871

Basic (loss) earnings per share attributable to Heska Corporation	$(0.97)	$0.20
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.97)	$0.19

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	10,273	9,478
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	10,273	9,844

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to Heska Corporation	$(9,986)	$1,871
Other comprehensive loss:
Translation adjustments and losses from intra-entity transactions	(3,043)	(5,383)
Comprehensive loss attributable to Heska Corporation	$(13,029)	$(3,512)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2022 and 2021	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021, as adjusted	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net income attributable to Heska Corporation	—	—	—	—	—	—	1,871	1,871
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	1	—	178	—	—	178
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	3,837	—	—	3,837
Other comprehensive loss	—	—	—	—	—	(5,383)	—	(5,383)
Balances, March 31, 2021	—	$—	10,418	$104	$562,008	$8,786	$(145,625)	$425,273

Balances, December 31, 2021	—	$—	10,712	$107	$579,354	$5,037	$(148,644)	$435,854
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(9,986)	(9,986)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	74	1	(3,201)	—	—	(3,200)
Stock-based compensation	—	—	—	—	5,110	—	—	5,110
Equity contingent consideration	—	—	—	—	3,860	—	—	3,860
Other comprehensive loss	—	—	—	—	—	(3,043)	—	(3,043)
Balances, March 31, 2022	—	$—	10,786	$108	$585,123	$1,994	$(158,630)	$428,595
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income attributable to Heska Corporation	$(9,986)	$1,871
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	3,300	3,571
Non-cash impact of operating leases	673	526
Deferred tax benefit	(2,366)	(2,206)
Stock-based compensation	5,110	3,837
Change in fair value of contingent consideration	(236)	—
Equity in losses of unconsolidated affiliates	381	186
Accretion of discounts and issuance costs	11	22
Other (gains) losses	(473)	207
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	2,060	858
Inventories	(6,528)	(1,818)
Lease receivables	(2,248)	49
Other assets	(288)	(942)
Accounts payable	(3,069)	153
Other liabilities	(4,006)	(4,977)
Net cash (used in) provided by operating activities	(17,665)	1,337
Cash flows from investing activities:
Acquisition of Lacuna, net of cash acquired	—	(3,882)
Acquisition of VetZ, net of cash acquired	(29,509)	—
Promissory note receivable issuance	—	(9,000)
Capital expenditures	(334)	(262)
Proceeds from disposition of property and equipment	—	13
Net cash used in investing activities	(29,843)	(13,131)
Cash flows from financing activities:
Payment of stock issuance costs	—	(217)
Proceeds from issuance of common stock	1,761	165,357
Payments for taxes related to shares withheld for employee taxes	(4,961)	(679)
Repayments of other debt	(62)	(106)
Net cash (used in) provided by financing activities	(3,262)	164,355
Foreign exchange effect on cash and cash equivalents	(60)	(440)
Net (decrease) increase in cash and cash equivalents	(50,830)	152,121
Cash and cash equivalents, beginning of period	223,574	86,334
Cash and cash equivalents, end of period	$172,744	$238,455

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$749	$1,549
Contingent consideration for acquisitions	$3,860	$1,700
Indemnity holdback and net working capital adjustment for acquisitions	$1,608	$370
Accrued preferred issuance costs	$—	$97
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care ("POC") laboratory instruments and consumables, single-use offerings such as in-clinic diagnostics tests; Point of Care digital imaging diagnostic instruments and veterinary practice information management software solutions (“PIMS”); digital cytology services; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2022, and the results of our operations and statements of stockholders' equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and other financial information filed with the SEC.
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. In some part, and of different degrees depending on the geography, due to the introduction and acceptance of COVID-19 vaccines, restrictions have eased in many of the countries in which we operate. Global diagnostic animal health demand continued throughout 2021 and into the first quarter of 2022. While this trend is encouraging, with the rise in COVID-19 variants, the extent to which the continuation, or another wave, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our financial instruments at March 31, 2022 and December 31, 2021 were (in thousands):

	Total	Level 1	Level 2	Level 3
2022
Financial Assets
Convertible note receivable embedded derivative	$888	$—	$—	$888
Promissory note receivable derivative	337	—	—	337
Financial Liabilities
BiEsseA contingent consideration	1,955	—	—	1,955
Notes payable	15,900	—	—	15,900
Balances, March 31, 2022	$19,080	$—	$—	$19,080

2021	Total	Level 1	Level 2	Level 3

Financial Assets
Convertible note receivable embedded derivative	$888	$—	$—	$888
Promissory note receivable embedded derivative	337	—	—	337
Financial Liabilities
BiEsseA contingent consideration	2,334	—	—	2,334
Notes payable	15,900	—	—	15,900
Balances, December 31, 2021	$19,459	$—	$—	$19,459
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
The Company's financial liabilities based upon Level 3 inputs include contingent consideration arrangements and notes payable relating to its acquisitions of Lacuna Diagnostics, Inc. ("Lacuna"), BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”), and Biotech Laboratories U.S.A. LLC ("Biotech"). The Company is obligated to pay contingent consideration payments of $2.0 million in connection with the Lacuna acquisition based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the Lacuna contingent consideration was $0 as of both December 31, 2021 and March 31, 2022. The Company is obligated to pay contingent consideration payments of $2.9 million in connection with the BSA acquisition based on the achievement of certain revenue metrics within three annual periods after 2021. The Company is obligated to pay contingent notes of up to $17.5 million in connection

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with the Biotech acquisition based on the achievement of certain product development milestones or at a predetermined date in the future. Refer to Note 3, Acquisitions and Related Party Items for further discussion.
The fair value of our contingent consideration and notes payable arrangements are determined based on a probability-weighted outcome analysis. The fair value of the contingent consideration and notes payable liabilities associated with future payments were based on several factors, the most significant of which are the financial and product development performance of the acquired businesses. For the contingent consideration liabilities, the Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire. Changes in fair value are recorded in the Condensed Consolidated Statements of (Loss) Income within general and administrative expenses. The note payable associated with the Biotech acquisition is not adjusted to fair value each period.
The following table presents the changes of our Level 3 assets and liabilities as of March 31, 2022 (in thousands):

	Derivative Assets		Contingent Consideration Liability	Notes Payable
	Convertible note receivable	Promissory note receivable	BSA	Biotech
Balances, December 31, 2021	$888	$337	$2,334	$15,900
Acquisition value	—	—	—	—
Cash payments	—	—	—	—
Changes in fair value, including foreign currency adjustments	—	—	(379)	—
Balances, March 31, 2022	$888	$337	$1,955	$15,900
Significant Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and other than the recently adopted accounting pronouncements and revenue recognition updates described below, have not changed materially since such filing.
Revenue Recognition
With the acquisition of VetZ GmbH (“VetZ”) on January 3, 2022, the Company entered the market for veterinary practice information management software solutions (“PIMS”). Revenue for the sale of software licenses is recognized at a point in time upon delivery of the software. The software has significant stand-alone functionality, and provides the customer with the right to use the intellectual property as it exists at the point in time at which the license is granted. Revenue for support services, cloud-based services, and installation and training is recognized over time as the services are performed. Refer to Note 3 for further details regarding the VetZ acquisition.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Adoption of New Accounting Pronouncements
Effective January 1, 2022, we adopted ASU 2021-05, Leases (Topic 842), Lessors- Certain Leases with Variable Lease Payments. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sale-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. We evaluated the impact of the standard on our consolidated financial statements and the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.
Effective January 1, 2022, we early adopted ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, the acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. We evaluated the impact of the standard on our consolidated financial statements and the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

2.     REVENUE

We separate our goods and services among two reportable segments, North America and International. The two segments consist of revenue originating from:

•North America: including the United States, Canada and Mexico
•International: all geographies outside North America, currently consisting primarily of Australia, France, Germany, Italy, Malaysia, Spain and Switzerland

Refer to Note 18 for further detail regarding the Company's reportable segments.

The following table summarizes our segment revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
North America Revenue:
POC Lab Instruments & Other	$4,647	$2,988
POC Lab Consumables	18,637	16,951
POC Imaging & Informatics	6,051	6,688
PVD	4,576	6,864
OVP	3,463	3,781
Total North America Revenue	$37,374	$37,272
International Revenue:
POC Lab Instruments & Other	$3,733	$3,014
POC Lab Consumables	11,748	12,225
POC Imaging & Informatics	10,962	6,658
PVD	983	1,334
Total International Revenue	$27,426	$23,231
Total Revenue	$64,800	$60,503

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

As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $178.1 million. As of March 31, 2022, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2022 (remaining)	$32,055
2023	40,330
2024	35,663
2025	29,854
2026	24,315
Thereafter	15,888
$178,105

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of March 31, 2022 were $1.5 million and $5.3 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2021 were $1.5 million and $5.1 million for current and non-current assets, respectively, shown net of related unearned interest.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2022 and December 31, 2021, contract liabilities were $9.1 million and $9.6 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the three-month period ended March 31, 2022 is approximately $2.7 million of revenue recognized during the period, offset by approximately $1.5 million of additional deferred sales in 2022, and the acquisition of VetZ contract liabilities of approximately $0.7 million. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
VetZ Acquisition
On January 3, 2022, the Company acquired 100% of the equity of VetZ GmbH (“VetZ”), a European leader in veterinary practice information management software solutions (“PIMS”), for an aggregate purchase price of approximately $36.2 million. The purchase price consisted of approximately $32.4 million in cash, including a general indemnity holdback of approximately $1.4 million to be released within 18 months of closing, a net working capital adjustment of $0.2 million, and contingent consideration as described below.
As additional consideration for the acquisition, the Company agreed to a contingent earn-out of $15.5 million in Heska stock, which will be issued in tranches based on future financial and non-financial milestones. The fair value of the contingent consideration as of the acquisition date was approximately $3.9 million, determined using a Monte-Carlo simulation model. The contingent consideration was determined to be classified as equity, and therefore is not subsequently remeasured each reporting period and subsequent settlement of the obligation will be accounted for within equity.
The purchase price exceeded the fair value of the identifiable net assets, resulting in goodwill of $22.6 million, all of which is attributable to our International segment. The goodwill resulting from this acquisition consists of new product offerings from entering the PIMS market. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation tested income, which may result in a decrease to the Company's future U.S. federal tax liability.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of January 3, 2022. The total purchase consideration is subject to customary working capital adjustments.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

January 3, 2022
Purchase price in cash	$32,368
Fair value of equity contingent consideration	3,860
Total purchase consideration	$36,228

Cash and cash equivalents	$1,251
Inventory	359
Accounts receivable	911
Prepaid expenses and other assets	318
Property and equipment, net	602
Operating lease right-of-use assets	2,962
Intangible assets	18,504
Total assets acquired	24,907
Accounts payable	607
Accrued liabilities	1,260
Operating lease liabilities, current	247
Deferred revenue, current	695
Operating lease liabilities, non-current	2,714
Deferred tax liabilities	5,408
Other liabilities	318
Net assets acquired	13,658
Goodwill	22,570
Total fair value of consideration transferred	$36,228

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

Intangible assets acquired, amortization method and estimated useful life as of January 3, 2022, were as follows (dollars in thousands):

	Weighted- Average Useful Life	Amortization Method	Fair Value
Customer relationships	12 years	Straight-line	$12,941
Trade name	8 years	Straight-line	1,816
Developed technology	4.3 years	Straight-line	3,747
Total intangible assets acquired			$18,504

VetZ generated net revenue of $3.3 million and a net loss of $0.3 million for the period from January 3, 2022 to March 31, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company incurred acquisition related costs of approximately $0.5 million for the three months ended March 31, 2022, which are included within general and administrative expenses on our Condensed Consolidated Statements of (Loss) Income.

Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2021 (in thousands):

Three Months Ended March 31, 2021
Revenue, net	$63,460
Net income before equity in losses of unconsolidated affiliates	$2,429
Net income attributable to Heska Corporation	$2,243

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
In conjunction with the acquisition, the Company entered into various put and call options which are classified on the Condensed Consolidated Balance Sheets as Notes Payable. The written put options can be exercised after June 30, 2024, at a valuation identical to the initial purchase price. The written call options can be exercised at any time prior to June 30, 2026, at an amount equal to two times the initial valuation or after June 30, 2026, at a valuation identical to the initial purchase price. Additionally, if certain product development milestones are met, the shares may be bought in various tranches at two times the initial valuation. The Company evaluated the put and call options embedded in the shares representing the non-controlling interest under the guidance in ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability because the fixed price of the put and call options are identical starting after June 30, 2026. As a result, the Company recorded the transaction as a financing arrangement of the purchase of the non-controlling interest, and will record 100% of the income and loss of Biotech in our Condensed Consolidated Statements of (Loss) Income. The options were not redeemable as of the acquisition date or as of the period ending March 31, 2022. The estimated fair value of the Notes Payable of $15.9 million is inclusive of the probability weighted outcomes of the options described herein.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

September 1, 2021
Purchase price	$16,250
Notes payable	15,900
Total purchase consideration	$32,150
Accounts receivables	18
Other current assets	1
Inventories	190
Property and equipment, net	148
Operating lease right-of-use assets	1,033
Other intangible assets, net	6,000
Other non-current assets	15
Total assets acquired	7,405
Accounts payable	11
Accrued liabilities	33
Operating lease liabilities, current	188
Operating lease liabilities, non-current	845
Net assets acquired	6,328
Goodwill	25,822
Total fair value of consideration transferred	$32,150

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
Intangible assets acquired, amortization method and estimated useful life as of September 1, 2021, were as follows (dollars in thousands):

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BiEsseA Acquisition
On July 1, 2021, the Company completed the acquisition of BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”). The Company acquired 100% of the issued and outstanding shares of BSA for an aggregate purchase price of $7.2 million. On January 1, 2022, BSA was merged into scil animal care company Srl, a wholly owned subsidiary of scil animal care company GmbH ("scil").
As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.8 million based on the achievement of certain performance metrics within three annual periods after 2021, each of which can pay up to one third of the total earn-out. The fair value of the contingent consideration as of the acquisition date was $2.3 million, and as of March 31, 2022, was $2.0 million.
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
Per the tax indemnification included in the purchase agreement of BSA, the seller has indemnified the Company for $0.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2025. As of March 31, 2022, approximately $0.5 million of the indemnification agreement remains outstanding.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

July 1, 2021
Purchase price	$4,835
Fair value of contingent consideration	2,334
Total purchase consideration	$7,169

Cash and cash equivalents	322
Accounts receivables	152
Other receivables	497
Prepaid expenses	8
Other current assets	275
Property and equipment, net	89
Operating lease right-of-use assets	44
Other intangible assets, net	3,329
Total assets acquired	4,716
Accounts payable	208
Accrued liabilities	334
Operating lease liabilities, current	37
Deferred revenue, current, and other	85
Operating lease liabilities, non-current	20
Deferred tax liability	925
Other liabilities	500
Net assets acquired	2,607
Goodwill	4,562
Total fair value of consideration transferred	$7,169

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
Intangible assets acquired, amortization method and estimated useful life as of July 1, 2021, were as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Customer relationships	14 years	Straight-line	$3,329
Total intangible assets acquired			$3,329
Pro forma financial information related to the acquisition of BSA has not been provided as it is not material to our consolidated results of operations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lacuna Acquisition
On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. As of March 31, 2022, $0.1 million of the indemnification holdback was released for licensing fees and $0.3 million of the indemnification holdback remains outstanding. As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million, and subsequently decreased to $0 million as of March 31, 2022 and December 31, 2021.
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
The information below represents the purchase price allocation as of the acquisition date (in thousands):

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets acquired, amortization method and estimated useful life as of February 1, 2021, were as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Developed technology	3 years	Straight-line	$1,000
Customer relationships	6 months	Straight-line	150
Trade name	11 months	Straight-line	35
Total intangible assets acquired			$1,185
Pro forma financial information related to the acquisition of Lacuna has not been provided as it is not material to our consolidated results of operations.
Other Related Party Activities
In connection with the VetZ acquisition, the Company entered into a related party building lease agreement with the former owners, who are now employees of the Company. The Company recorded operating lease expense of $75 thousand related to this lease for the three months ended March 31, 2022. The right-of-use asset and lease liability related to the building lease were both approximately $2.6 million as of March 31, 2022.
Prior to the closing of the VetZ acquisition, the former owners who are now employees of the Company purchased vehicles and bicycles from VetZ. As of January 3, 2022, a receivable of approximately $165 thousand was included in the preliminary purchase price allocation related to these transactions. These receivables were settled in full on January 7, 2022.

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	March 31, 2022	December 31, 2021
Equity method investment	$2,025	$2,406
Non-marketable equity security investment	3,018	3,018
Investments in unconsolidated affiliates	$5,043	$5,424
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of March 31, 2022, the Company's ownership interest in the business was 26.0%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net (loss) income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of (Loss) Income.

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

Both parties in this arrangement are active participants and are exposed to significant risks and rewards dependent on the commercial success of the activities of the collaboration. The parties are actively working on developing and testing the product as well as funding the research and development. Heska classifies the amounts paid for research and development work within the North America segment research and development operating expenses. Expense is recognized when incurred and in accordance with the development plan.
5.    INCOME TAXES

The Company's total income tax benefit for our (loss) income before income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	$(11,813)	$492
Total income tax benefit	$(2,208)	$(1,565)

There were cash payments for income taxes, net of refunds, of $0.5 million for the three months ended March 31, 2022 and there were cash payments of $0.5 million for income taxes for the three months ended March 31, 2021. The Company had a tax benefit of $2.2 million for the three months ended March 31, 2022 compared to the tax benefit of $1.6 million for the three months ended March 31, 2021. The increase in tax benefit in the three month period is due to an increased loss for financial reporting. The Company recognized $0.6 million in excess tax benefits related to employee share-based compensation for the three months ended March 31, 2022, compared to $0.5 million recognized for the three months ended March 31, 2021.

As of December 31, 2021, the Company had a deferred tax asset of approximately $5.7 million from net operating losses and tax credits. The Company has a valuation allowance recorded on statutory deferred tax assets in Germany and a partial valuation allowance recorded on state net operating losses in the US. In the first quarter, the Company forecasts an increase of approximately $0.5 million of the valuation allowance through the annual effective tax rate used to estimate income tax expense. The increase is due to forecasted future financial losses in Germany. After the increase, the net valuation allowance is forecasted to be approximately $3.3 million as of December 31, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$8,154	$5,198
Finance	Property and equipment, net	1,523	1,650
Total Leased Assets		$9,677	$6,848

Liabilities
Operating	Operating lease liabilities, current	$2,504	$2,227
	Operating lease liabilities, non-current	6,211	3,509
Finance	Deferred revenue, current, and other	168	200
	Other liabilities	297	331
Total Lease Liabilities		$9,180	$6,267

Lessor Accounting

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales-type lease revenue	$4,101	$1,658
Sales-type lease cost of revenue	3,473	1,264
Profit recognized at commencement for sales-type leases	$628	$394

Operating lease income	$503	$608

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to Heska Corporation	$(9,986)	$1,871

Basic weighted-average common shares outstanding	10,273	9,478
Dilutive effect of stock options and restricted stock	—	366
Diluted weighted-average common shares outstanding	10,273	9,844

Basic (loss) earnings per share attributable to Heska Corporation	$(0.97)	$0.20
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.97)	$0.19

The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Convertible Senior Notes	996	996
Stock options and restricted stock	356	—
	1,352	996

As more fully described in Note 16, the Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. The Company early adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2022, and the three months ended March 31, 2021, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net earnings per share because the effect was anti-dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the three months ended March 31, 2022 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2021	$65,535	$53,291	$118,826
Goodwill attributable to acquisitions (subject to change)	—	22,570	22,570
Measurement period adjustment to prior year acquisition	(17)	—	(17)
Foreign currency adjustments	(150)	(1,239)	(1,389)
Carrying amount, March 31, 2022	$65,368	$74,622	$139,990

Other intangibles consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$59,674	$(12,502)	$47,172	$47,629	$(11,145)	$36,484
Developed technology	19,341	(4,039)	15,302	15,633	(3,218)	12,415
Trade names	2,000	(229)	1,771	223	(166)	57
Intangible assets not subject to amortization:
Trade names	7,594	—	7,594	7,749	—	7,749
Total intangible assets	$88,609	$(16,770)	$71,839	$71,234	$(14,529)	$56,705

Amortization expense was $2.2 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

The remaining weighted-average amortization period for intangible assets is approximately 8.2 years.

Estimated amortization expense related to intangibles for each of the five years from 2022 (remaining) through 2026 and thereafter is as follows (in thousands):

Year Ending December 31,
2022 (remaining)	$7,095
2023	8,816
2024	8,112
2025	8,059
2026	7,677
Thereafter	24,486
Total amortization related to finite-lived intangible assets	$64,245
Intangible assets not subject to amortization	7,594
Net intangible assets	$71,839

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$2,251	$2,959
Building	11,792	11,288
Machinery and equipment	40,075	39,851
Office furniture and equipment	2,481	1,732
Computer hardware and software	5,393	5,285
Leasehold and building improvements	10,858	10,796
Construction in progress	482	286
Property and equipment, gross	73,332	72,197
Less accumulated depreciation	(39,514)	(38,784)
Total property and equipment, net	$33,818	$33,413
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of March 31, 2022 and December 31, 2021, was $15.6 million and $15.1 million, respectively, before accumulated depreciation of $5.1 million and $5.8 million, respectively.
Depreciation expense was $0.8 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.
10.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$19,808	$16,094
Work in process	4,778	3,656
Finished goods	30,636	29,611
Total inventories	$55,222	$49,361

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and employee benefits	$8,074	$9,392
Accrued property taxes	542	656
Accrued purchase orders	1,868	552
Inventory in transit	3,040	1,605
Accrued taxes	3,520	3,574
Other	2,730	3,645
Total accrued liabilities	$19,774	$19,424
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
During the three months ended March 31, 2022, the Company granted the following restricted stock awards and restricted stock units:

	Three Months Ended March 31, 2022
	Awards/Units Granted	Weighted-Average Grant Date Fair Value (per award/unit)
Restricted stock awards	51,919	$127.09
Restricted stock units	9,207	$127.09
We valued the restricted stock awards and restricted stock units related to service and/or Company performance targets based on grant date fair value and will expense over the requisite service period when achievement of those conditions is deemed probable.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income
Balances at December 31, 2021	$(279)	$1,974	$3,342	$5,037
Current period other comprehensive loss	—	(1,545)	(1,498)	(3,043)
Balances at March 31, 2022	$(279)	$429	$1,844	$1,994
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to repair or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.6 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On February 18, 2020, a former managing director of scil filed a claim disputing the effective date of the termination of his management service agreement and the validity of the Company´s waiver of his two-year post-contractual non-compete obligation. The Company defended itself from the claim but ultimately reached a settlement agreement and will pay $0.8 million to the defendant. The Company is indemnified by the scil acquisition agreement for this claim.

As of March 31, 2022, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Global Supply and Licensing Agreement

On March 28, 2022, the Company entered into a global supply and licensing agreement with VolitionRx Limited (“Volition”) to adapt and commercialize the Nu.Q® Vet Cancer Screening Test at the point of care for canines and felines on Heska’s technology. On March 30, 2022, the Company made an upfront milestone payment of $10 million to Volition in exchange for exclusive rights to develop the Nu.Q® Vet Cancer Screening Test for the point of care and non-exclusive rights for central reference lab testing. The full $10 million payment was expensed to Research and development on the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2022. The Company is obligated to pay an additional $13 million on or before December 31, 2024, if certain milestones are met, or to obtain an extended timeline to meet those milestones. If those milestones are not met by the agreed upon extension, the agreement may be terminated. However, if the $13 million milestones are met, the agreement will have a total term of 22 years for exclusivity in point of care testing. If the first milestones are met and the agreement does not terminate, there will be another $5 million payment due upon the achievement of an additional milestone within the remaining term of the agreement. These potential future milestone payments have not yet been accrued, as the Company has not deemed them probable at this time.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements or variable interest entities.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $105.0 million as of March 31, 2022.
15.    INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$(485)	$(389)
Interest expense	925	920
Other (income) expense , net	(81)	(5)
Total interest and other expense, net	$359	$526
Cash paid for interest for the three months ended March 31, 2022 and 2021 was $2.2 million and $1.6 million, respectively.
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

Refer to Note 16, Convertible Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's 2021 Form 10-K for further information on the Notes.

No portion of the Notes was converted during the three months ended March 31, 2022 and the liability component was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of March 31, 2022.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the net carrying amount of the Notes (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(2,110)	(2,216)
Net carrying amount	$84,140	$84,034
Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense related to contractual coupon interest	$809	$809
Interest expense related to amortization of the debt discount	107	102
	$916	$911

As of March 31, 2022, the remaining period over which the unamortized discount will be amortized is 54 months.

The estimated fair value of the Notes was $154.4 million and $194.3 million as of March 31, 2022 and December 31, 2021, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $138.28 on March 31, 2022, the if-converted value exceeded the aggregate principal amount of the Notes by $51.4 million.

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

The conversion of the Convertible Promissory Note is contingent upon certain events. Due to the convertible debt features included in the Convertible Promissory Note, it is not an equity security and is therefore not considered an additional investment in our Equity Method Investee. The Company accounted for the transaction as a note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The note receivable will be measured at amortized cost and evaluated for credit losses each reporting period. The Company determined that the redemption features described above met the definition of an embedded derivative that requires bifurcation from the note receivable host. The Company measured the redemption features at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Convertible Promissory Note using the effective interest method. The effective interest rate of the Convertible Promissory Note is 8.69%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Condensed Consolidated Statements of (Loss) Income.
The carrying value of the note receivable, included in Related party convertible note receivable, net on the Condensed Consolidated Balance Sheets, is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$6,650	$6,650
Unamortized discount	(591)	(672)
Net carrying amount	$6,059	$5,978

The fair value of the embedded derivative was $0.9 million as of March 31, 2022 and December 31, 2021, and is included in Related party convertible note receivable, net on the Condensed Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in Interest and other (income) expense, net on the Condensed Consolidated Statements of (Loss) Income. In addition, the Company recorded an allowance for expected credit losses on the promissory note of $67 thousand as of March 31, 2022.

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

The Company evaluated the accounting treatment of the warrant to acquire securities and determined it is a freestanding instrument that meets the definition of a derivative under ASC 815 and requires bifurcation from the note receivable host. The Company measured the warrant at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Promissory Note using the effective interest method. The effective interest rate of the Promissory Note is 10.99%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Condensed Consolidated Statements of (Loss) Income.
The carrying value of the note receivable, included in Promissory note receivable from investee, net, on the Condensed Consolidated Balance Sheets, is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$9,000	$9,000
Unamortized discount	(238)	(254)
Net carrying amount	$8,762	$8,746

The fair value of the derivative was $0.3 million as of March 31, 2022 and December 31, 2021, and is included in Other non-current assets on our Condensed Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other Interest and other expense, net on the Condensed Consolidated Statements of (Loss) Income. In addition, the Company recorded an allowance for expected credit losses on the note receivable of $0.3 million as of March 31, 2022.
18.    SEGMENT REPORTING
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
Our CODM evaluates segment performance and allocates resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of March 31, 2022, due to the acquisition of VetZ.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended March 31, 2022	North America	International	Total
Total revenue	$37,374	$27,426	$64,800
Cost of revenue	19,466	16,189	35,655
Gross profit	$17,908	$11,237	$29,145
Gross margin	48%	41%	45%
Operating (loss) income	$(12,311)	$857	$(11,454)

Three Months Ended March 31, 2021	North America	International	Total
Total revenue	$37,272	$23,231	$60,503
Cost of revenue	19,763	15,270	35,033
Gross profit	$17,509	$7,961	$25,470
Gross margin	47%	34%	42%
Operating income (loss)	$1,033	$(15)	$1,018

Asset information by reportable segment as of March 31, 2022 is as follows (in thousands):

As of March 31, 2022	North America	International	Total
Total assets	$369,013	$232,658	$601,671

Asset information by reportable segment as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	North America	International	Total
Total assets	$441,234	$162,838	$604,072

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 6, 2022 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
Overview
We sell advanced veterinary diagnostic and specialty products. Our offerings include Point of Care ("POC") laboratory instruments and consumables, single-use offerings such as in-clinic diagnostics tests; Point of Care digital imaging diagnostic instruments and veterinary practice information management software solutions (“PIMS”); digital cytology services; vaccines; local and cloud-based data services; allergy testing and immunotherapy; and heartworm preventive products. Our core focus is on supporting veterinarians in the canine and feline healthcare space.
Point of Care laboratory instruments and other sales include outright instrument sales, revenue recognized from sales-type lease treatment, and other revenue sources, such as charges for repairs. Revenue from Point of Care laboratory consumables primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Point of Care laboratory consumables also include single-use diagnostic tests, such as those used for heartworm testing. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. All of our Point of Care laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. In many cases, we have collaborated with a third party to adapt a human instrument for veterinary use. Major products in this area include our instruments for chemistry, hematology, blood gas and immunodiagnostic testing and their affiliated operating consumable.
Radiography is the largest product offering in Point of Care imaging & informatics, which includes digital and computed radiography and ultrasound instruments. Radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. Our experience has been that most of the revenue is generated at the time of sale in this area, in contrast to the Point of Care diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used. On January 3, 2022 we acquired VetZ GmbH, a European leader in veterinary practice information management software solutions, which is now included as a component within Point of Care imaging & informatics.

Pharmaceuticals, Vaccines and Diagnostic ("PVD") revenue primarily includes pharmaceuticals and biologicals as well as research and development, licensing and royalty revenue. Since items in this area are often single use by their nature, our typical aim is to build customer satisfaction and loyalty for each product, generate repeat annual sales from existing customers and expand our customer base in the future. Products in this area are both supplied by third parties and provided by us. Major products and services in this area include heartworm preventives and allergy test kits, allergy immunotherapy and testing.
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
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 80% and 20%, respectively, of revenue for the three months ended March 31, 2022 and 70% and 30%, respectively, for the three months ended March 31, 2021.
Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. In some part, and of different degrees depending on the geography, due to the introduction and acceptance of COVID-19 vaccines, restrictions eased in many of the countries in which we operate. Global diagnostic animal health demand continued throughout 2021 and into the first quarter of 2022. While this trend is encouraging, with the rise in COVID-19 variants, the extent to which the continuation, or another wave, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.

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

Our financial position remains strong as we have a cash balance of $172.7 million as of March 31, 2022. As a result, we have sufficient liquidity to sustain our operations. We will continue to actively seek opportunities that are consistent with our strategic direction, which may include a need to raise additional capital.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward.
The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of (Loss) Income (in thousands, except per share):

	Three Months Ended March 31,
	2022	2021
Revenue, net	$64,800	$60,503
Gross profit	29,145	25,470
Operating expenses	40,599	24,452
Operating (loss) income	(11,454)	1,018
Interest and other expense, net	359	526
(Loss) income before income taxes and equity in losses of unconsolidated affiliates	(11,813)	492
Income tax benefit	(2,208)	(1,565)
Net (loss) income before equity in losses of unconsolidated affiliates	(9,605)	2,057
Equity in losses of unconsolidated affiliates	(381)	(186)
Net (loss) income attributable to Heska Corporation	$(9,986)	$1,871

Diluted (loss) income per share attributable to Heska Corporation	$(0.97)	$0.19
Non-GAAP net income per diluted share(1)(2)	$0.27	$0.59

Adjusted EBITDA(1)	$7,688	$8,400
Net (loss) income margin(1)	(14.8)%	3.4%
Adjusted EBITDA margin(1)	11.9%	13.9%
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
(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,605 for the three months ended March 31, 2022 compared to 9,844 for the three months ended March 31, 2021.

Revenue
Total revenue increased 7.1% to $64.8 million for the three months ended March 31, 2022, compared to $60.5 million for the three months ended March 31, 2021. The increase in revenue is driven mainly by growth in POC imaging & informatics of 27.5% in the three months ended March 31, 2022, in part as a result of our acquisition of VetZ as well as increased sales in our international segment. We also experienced a 39.6% growth in POC Lab Instruments for the three months ended March 31, 2022 as a result of the introduction of Element AIM as well as increased capital lease placements globally. These were partially offset by declines in PVD of 32.2%, in part as a result of raw material delays in the production of Tri-Heart.
Gross Profit
Gross profit increased 14.4% to $29.1 million in the three months ended March 31, 2022, compared to $25.5 million in the three months ended March 31, 2021. Gross margin increased to 45.0% in the three months ended March 31, 2022, compared to 42.1% in the three months ended March 31, 2021. The increase in gross profit was due mainly to increased revenue. The increase in gross margin percentage was due to favorable product mix, increased pricing, and the acquisition of VetZ.
Operating Expenses
Selling and marketing expenses were $12.0 million in the three months ended March 31, 2022, compared to $10.9 million in the three months ended March 31, 2021, an increase of 10.0%. The increase for the three months ended March 31, 2022 is primarily driven by recent acquisitions, which are in line with management's expectations, as well as increased travel and tradeshow activity as a result of relaxed COVID restrictions compared to the prior year. These increases were partially offset by lower stock compensation of $0.5 million due to the roll off of a vested grant.
Research and development expenses increased to $12.5 million in the three months ended March 31, 2022, compared to $1.2 million in the three months ended March 31, 2021. The variance is primarily related to a $10 million dollar payment for an exclusive global supply and licensing agreement to adapt and commercialize the Heska Nu.Q® vet cancer screening test. Refer to Note 14, Commitments and Contingencies. In addition to this, we also experienced increased costs associated with recent acquisitions and higher general research costs.
General and administrative expenses increased 30.6% to $16.1 million in the three months ended March 31, 2022, compared to $12.4 million in the three months ended March 31, 2021. The increase is driven by increased stock-based compensation expenses of $2.0 million, increased costs related to recent acquisitions (including one-time items), and increased cash compensation costs.
Interest and Other (Income) Expense, net
Interest and other (income) expense, net, was $0.4 million expense in the three months ended March 31, 2022, roughly flat compared to $0.5 million expense in the three months ended March 31, 2021.

Income Tax (Benefit) Expense
For the three months ended March 31, 2022, the Company had a total income tax benefit of $2.2 million, including $2.4 million of domestic deferred income tax benefit and $0.2 million of current income tax expense. In the three months ended March 31, 2021, the Company had a total income tax benefit of $1.6 million, including $2.2 million of domestic deferred income tax benefit and $0.6 million of current income tax expense. The Company recognized $0.6 million in excess tax benefits related to employee share-based compensation in the three months ended March 31, 2022, compared to $0.5 million recognized in the three months ended March 31, 2021. The tax benefit for the 2022 period versus the 2021 period is due to an increased loss for financial reporting.
Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $10.0 million in the three months ended March 31, 2022, compared to net income attributable to Heska of $1.9 million in the three months ended March 31, 2021. The change is due to the $10 million licensing payment and increased stock & cash compensation costs as well as one-time and recurring costs associated with recent acquisitions, partially offset by increases in revenue and gross profit.
Adjusted EBITDA
Adjusted EBITDA in the three months ended March 31, 2022 was $7.7 million (11.9% adjusted EBITDA margin), compared to $8.4 million (13.9% adjusted EBITDA margin) in the three months ended March 31, 2021. The decrease is driven by increased research and development expenses and higher incentive compensation, both short and long-term. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net loss (income), the closest comparable GAAP measure, for each of the periods presented.
(Loss) Income Per Share
Loss per share attributable to Heska was $0.97 per diluted share in the three months ended March 31, 2022 compared to income of $0.19 per diluted share in the three months ended March 31, 2021. The loss in the current period is largely due to increased one-time costs, primarily related to the $10 million licensing payment, as well as other increased operating expenses, partially offset by higher revenue and gross profit, as discussed above.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.27 per diluted share in the three months ended March 31, 2022 compared to income of $0.59 per diluted share in the three months ended March 31, 2021. The decrease is primarily due to increased operating expenses, partially offset by higher revenue and profit. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.
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
The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net (loss) income(1)	$(9,605)	$2,057
Income tax (benefit) expense	(2,208)	(1,565)
Interest expense, net	440	531
Depreciation and amortization	3,300	3,571
EBITDA	$(8,073)	$4,594
Acquisition-related and other one-time (benefits) costs(2)	11,032	155
Stock-based compensation	5,110	3,837
Equity in losses of unconsolidated affiliates	(381)	(186)
Adjusted EBITDA	$7,688	$8,400
Net (loss) income margin(3)	(14.8)%	3.4%
Adjusted EBITDA margin(3)	11.9%	13.9%
(1) Net (loss) income used for reconciliation represents the "Net (loss) income before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of one-time expense and other one-time charges of $11.0 million and $0.2 million for the three months ending March 31, 2022 and March 31, 2021, respectively. The costs as of March 31, 2022 were incurred primarily as a result of a $10 million licensing payment. The remainder of the costs in both periods were incurred as a result of acquisition-related charges.

(3) Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA, respectively, to revenue.

	Three Months Ended March 31,
	2021	2020
GAAP (loss) income attributable to Heska per diluted share	$(0.97)	$0.19
Acquisition-related and other one-time costs(1)	1.04	0.02
Amortization of acquired intangibles(2)	0.21	0.14
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.05	0.02
Stock-based compensation	0.48	0.39
Loss on equity investee transactions	0.04	0.02
Estimated income tax effect of above non-GAAP adjustments(4)	(0.58)	(0.19)
Non-GAAP net income per diluted share	$0.27	$0.59

Shares used in non-GAAP diluted per share calculations	10,605	9,844
(1) To exclude the effect of one-time expense and other one-time charges of $11.0 million $0.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. These costs were incurred primarily as a result of a $10 million licensing payment in the three months ended March 31, 2022 as well as acquisition-related charges in both periods.

(2) To exclude the effect of amortization of acquired intangibles of $2.2 million and $1.4 million in the three months ended March 31, 2022 and March 31, 2021, respectively. These costs were incurred as part of the purchase accounting adjustments for recent acquisitions.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization of $0.6 million and $0.2 million for the three months ended March 31, 2022 and March 31 2021, respectively.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition-related and other one-time costs (excluding items which are not deductible for tax of $0.1 million benefit for each of the three months ended March 31, 2022 and March 31, 2021, respectively), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax benefits related to stock-based compensation of $0.6 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. This also includes the tax benefits related to R&D tax credit of $0.8 million and $0.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Adjusted effective tax rates are approximately 25% for both periods presented.
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations.

Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain, and Switzerland.
The North America segment represented approximately 57.7% of our revenue and the International segment represented approximately 42.3% of our revenue for the three months ended March 31, 2022.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements Loss (in thousands).

North America Segment

	Three Months Ended March 31,		Change
	2022	2021	Dollar Change	% Change
Point of Care laboratory:	$23,284	$19,939	$3,345	16.8%
Instruments & Other	4,647	2,988	1,659	55.5%
Consumables	18,637	16,951	1,686	9.9%
Point of Care imaging & informatics	6,051	6,688	(637)	(9.5)%
PVD	4,576	6,864	(2,288)	(33.3)%
OVP	3,463	3,781	(318)	(8.4)%
Total North America revenue	$37,374	$37,272	$102	0.3%
North America Gross Profit	$17,908	$17,509	$399	2.3%
North America Gross Margin	47.9%	47.0%
North America Operating Income (Loss)	$(12,311)	$1,033	$(13,344)	N/M
North America Operating Margin	(32.9)%	2.8%
North America segment revenue increased 0.3% to $37.4 million for the three months ended March 31, 2022, compared to $37.3 million for the three months ended March 31, 2021. The $0.1 million increase was driven by a 16.8% increase in POC laboratory instruments and consumables, in part driven by introduction of AIM, which was not present in the prior year period, as well as increased capital lease placements and price increases on consumables. This is mostly offset by a decline in PVD, partially as a result of timing of receiving raw materials for the production of Tri-Heart, and lower POC imaging & informatics sales.

Gross profit for the North America segment was $17.9 million compared to $17.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase in gross profit is driven by increased revenue in the current year period as well as favorable product mix driving lower costs. Gross margin was 47.9% for the three months ended March 31, 2022, compared to 47.0% in the three months ended March 31, 2021 which was primarily driven by favorable product mix.
North America operating loss was $12.3 million in the three months ended March 31, 2022 compared to $1.0 million income in the three months ended March 31, 2021. The loss in the current year period is driven by increased operating expenses, primarily due to higher one-time costs including a $10 million licensing payment and higher stock-based and cash-based compensation expenses, partially offset by higher revenue and margin.

International Segment

	Three Months Ended March 31,		Change
	2022	2021	Dollar Change	% Change
Point of Care laboratory:	$15,481	$15,239	$242	1.6%
Instruments & Other	3,733	3,014	719	23.9%
Consumables	11,748	12,225	(477)	(3.9)%
Point of Care imaging & informatics	10,962	6,658	4,304	64.6%
PVD	983	1,334	(351)	(26.3)%
Total International revenue	$27,426	$23,231	$4,195	18.1%
International Gross Profit	$11,237	$7,961	$3,276	41.2%
International Gross Margin	41.0%	34.3%
International Operating (Loss) Income	$857	$(15)	$872	N/M
International Operating Margin	3.1%	(0.1)%

International segment revenue was $27.4 million compared to $23.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the three months ended March 31, 2022 is primarily due to a $4.3 million increase in sales in POC imaging & informatics, which includes the acquisition of VetZ.
Gross profit for the International segment was $11.2 million compared to $8.0 million for the three months ended March 31, 2022 and 2021, respectively. Gross margin for the International segment was 41.0% for the three months ended March 31, 2022 compared to 34.3% for the three months ended March 31, 2021. The increase in gross profit is primarily driven by higher revenue. The increase in gross margin is driven by favorable product mix, particularly within POC Lab Consumables. The acquisition of VetZ also favorably impacted gross margin.
International segment operating income was $0.9 million for the three months ended March 31, 2022 compared to flat for the three months ended March 31, 2021. The operating income for the three months ended March 31, 2022 is driven by higher revenue and gross margin.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $172.7 million.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Dollar Change	% Change
Net cash (used in) provided by operating activities	$(17,665)	$1,337	$(19,002)	NM
Net cash used in investing activities	(29,843)	(13,131)	(16,712)	(127.3)%
Net cash (used in) provided by financing activities	(3,262)	164,355	(167,617)	NM
Foreign exchange effect on cash and cash equivalents	(60)	(440)	380	86.4%
(Decrease) increase in cash and cash equivalents	(50,830)	152,121	(202,951)	NM
Cash and cash equivalents, beginning of the period	223,574	86,334	137,240	159.0%
Cash and cash equivalents, end of the period	$172,744	$238,455	$(65,711)	(27.6)%
For the three months ended March 31, 2022 and March 31, 2021, cash flow (used in) provided by operations was $(17.7) million and $1.3 million, respectively, which was primarily the result of (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Dollar Change	% Change
Net (loss) income	$(9,986)	$1,871	$(11,857)	NM
Non cash expenses and other adjustments	6,400	6,143	257	4.2%
Change in accounts receivable	2,060	858	1,202	140.1%
Change in inventories, net	(6,528)	(1,818)	(4,710)	(259.1)%
Change in other assets	(288)	(942)	654	69.4%
Change in lease receivables	(2,248)	49	(2,297)	NM
Change in accounts payable	(3,069)	153	(3,222)	NM
Change in other liabilities	(4,006)	(4,977)	971	19.5%
Net cash (used in) provided by operating activities	$(17,665)	$1,337	$(19,002)	NM
For the three months ended March 31, 2022 and March 31, 2021, cash flow used in investing activities was $29.8 million and $13.1 million, respectively, which was primarily used for (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Dollar Change	% Change
Acquisition of VetZ, net of cash acquired	$(29,509)	$—	$(29,509)	NM
Acquisition of Lacuna, net of cash acquired	—	(3,882)	3,882	NM
Promissory note receivable issuance	—	(9,000)	9,000	NM
Capital expenditures	(334)	(262)	(72)	(27.5)%
Proceeds from disposition of property and equipment	—	13	(13)	NM
Net cash used in investing activities	$(29,843)	$(13,131)	$(16,712)	(127.3)%

For the three months ended March 31, 2022 and March 31, 2021, cash flow (used in) provided by financing activities was $(3.3) million and $164.4 million, respectively, which was the result of (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Dollar Change	% Change
Payment of preferred stock issuance costs	$—	$(217)	$217	NM
Proceeds from issuance of common stock	1,761	165,357	(163,596)	(98.9)%
Payments for taxes related to shares withheld for employee taxes	(4,961)	(679)	(4,282)	(630.6)%
Repayments of other debt	(62)	(106)	44	41.5%
Net cash (used in) provided by financing activities	$(3,262)	$164,355	$(167,617)	N/M
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion, investment in key corporate functions, and product development initiatives, for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we actively seek opportunities that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. We may seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $0.1 million negative impact for the three months ended March 31, 2022 and a $0.4 million negative impact for the three months ended March 31, 2021. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit, which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of March 31, 2022, the Company had purchase obligations for inventory of $105.0 million. Refer to Note 6. Leases in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of lease obligations.

Critical Accounting Policies and Estimates
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, other than the recently adopted accounting pronouncements described in Note 1. Operations and Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, have not changed significantly since such filing.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about other market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference herein. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
As of March 31, 2022, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 1A.Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 2022	1,281	$182.49	—	$—
February 2022	28,171	$142.00	—	$—
March 2022	3,504	$149.06	—	$—
	32,956	$144.32	—	$—

(1) Shares of Public Common Stock we purchased between January 1, 2022 and March 31, 2022 were solely for the cancellation of shares of stock withheld for related tax obligations.

Item 6.    Exhibits

Exhibit Number	Notes	Description of Document
2.1#++	(1)
Agreement regarding the sale and purchase of the sole share in scil animal care company GmbH among Registrant, Heska GmbH, Covetrus Animal Health Holdings Limited and Covetrus, Inc. dated January 14, 2020.

2.2#	(2)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
2.3#++	(11)
Sale and Purchase Agreement dated November 1, 2021 regarding Veterinärmedizinisches Dienstleistungszentrum (VetZ) GmbH Online-Dienstleistungen Für Tierärzte among Registrant, Heska GmbH, F2 Beteiligungs GmbH & Co. KG, F3P GmbH, Mr. Ingo Fraedrich, and Mr. Thomas Fraedrich.

3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(11)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.10	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3.11	(10)	Amended and Restated Bylaws of the Registrant, as amended.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
104.0		Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(11)	Filed with the Registrant’s S-3 on February 16, 2022, File Number 333-262795.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2022.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)