Form 10-Q
period 2022-06-30
HESKA CORP
filed 2022-08-08
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
10,818,895 shares of the Registrant's Public Common Stock, $0.01 par value, were outstanding at August 4, 2022.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element COAG+, Element DC5X and Element RC, Element RCX, Element RCX3, Element AIM, and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation and/or its affiliates. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation ("Merck Animal Health"), which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. Nu.Q is a registered trademark of Belgian Volition SPRL. This quarterly report on Form 10-Q also refers to trademarks and trade names of other organizations.
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
-iii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$171,928	$223,574
Accounts receivable, net of allowance for losses of $923 and $874, respectively	27,887	27,995
Inventories	55,799	49,361
Net investment in leases, current, net of allowance for losses of $119 and $137, respectively	6,665	6,175
Prepaid expenses	4,894	5,244
Other current assets	5,698	7,206
Total current assets	272,871	319,555

Property and equipment, net	32,711	33,413
Operating lease right-of-use assets	7,559	5,198
Goodwill	134,872	118,826
Other intangible assets, net	66,185	56,705
Deferred tax asset, net	22,693	19,429
Net investment in leases, non-current	22,750	20,128
Investments in unconsolidated affiliates	4,687	5,424
Related party convertible note receivable, net	2,931	6,800
Promissory note receivable from investee, net	8,479	8,448
Other non-current assets	11,051	10,146
Total assets	$586,789	$604,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,050	$15,374
Accrued liabilities	19,158	19,424
Operating lease liabilities, current	2,549	2,227
Deferred revenue, current, and other	5,700	6,901
Total current liabilities	39,457	43,926

Convertible note, non-current, net	84,248	84,034
Notes payable	15,900	15,900
Deferred revenue, non-current	3,621	3,854
Operating lease liabilities, non-current	5,592	3,509
Deferred tax liability	16,461	12,667
Other liabilities	4,223	4,328
Total liabilities	169,502	168,218

Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $0.01 par value, 20,000,000 shares authorized, 10,799,572 and 10,712,347 shares issued and outstanding, respectively	108	107
Additional paid-in capital	590,447	579,354
Accumulated other comprehensive (loss) income	(9,392)	5,037
Accumulated deficit	(163,876)	(148,644)
Total stockholders' equity	417,287	435,854
Total liabilities and stockholders' equity	$586,789	$604,072

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$64,677	$64,928	$129,477	$125,431
Cost of revenue	37,349	37,656	73,005	72,689
Gross profit	27,328	27,272	56,472	52,742

Operating expenses:
Selling and marketing	11,765	12,449	23,762	23,356
Research and development	2,325	1,948	14,782	3,134
General and administrative	18,780	13,569	34,926	25,930
Total operating expenses	32,870	27,966	73,470	52,420
Operating (loss) income	(5,542)	(694)	(16,998)	322
Interest and other expense, net	481	581	839	1,106
Net loss before taxes and equity in losses of unconsolidated affiliates	(6,023)	(1,275)	(17,837)	(784)
Income tax (benefit) expense:
Current income tax expense	57	36	215	677
Deferred income tax benefit	(1,190)	(1,087)	(3,556)	(3,294)
Total income tax benefit	(1,133)	(1,051)	(3,341)	(2,617)

Net (loss) income before equity in losses of unconsolidated affiliates	(4,890)	(224)	(14,496)	1,833
Equity in losses of unconsolidated affiliates	(356)	(343)	(736)	(529)
Net (loss) income attributable to Heska Corporation	$(5,246)	$(567)	$(15,232)	$1,304

Basic (loss) earnings per share attributable to Heska Corporation	$(0.51)	$(0.06)	$(1.48)	$0.13
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.51)	$(0.06)	$(1.48)	$0.13

Weighted average outstanding shares used to compute basic (loss) earnings per share attributable to Heska Corporation	10,349	10,167	10,311	9,825
Weighted average outstanding shares used to compute diluted (loss) earnings per share attributable to Heska Corporation	10,349	10,167	10,311	10,189

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to Heska Corporation	$(5,246)	$(567)	$(15,232)	$1,304
Other comprehensive (loss) income:
Translation adjustments and (losses) gains from intra-entity transactions	(11,386)	1,852	(14,429)	(3,531)
Comprehensive (loss) income attributable to Heska Corporation	$(16,632)	$1,285	$(29,661)	$(2,227)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2021 and 2022	Shares	Amount	Shares	Amount
Balances, March 31, 2021	—	$—	10,418	$104	$562,008	$8,786	$(145,625)	$425,273
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(567)	(567)
Issuance of common stock, net of shares withheld for employee taxes	—	—	228	2	1,586	—	—	1,588
Stock-based compensation	—	—	—	—	5,620	—	—	5,620
Other comprehensive income	—	—	—	—	—	1,852	—	1,852
Balances, June 30, 2021	—	$—	10,646	$106	$569,214	$10,638	$(146,192)	$433,766

Balances, March 31, 2022	—	$—	10,786	$108	$585,123	$1,994	$(158,630)	$428,595
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(5,246)	(5,246)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	14	—	444	—	—	444
Stock-based compensation	—	—	—	—	4,880	—	—	4,880
Other comprehensive loss	—	—	—	—	—	(11,386)	—	(11,386)
Balances, June 30, 2022	—	$—	10,800	$108	$590,447	$(9,392)	$(163,876)	$417,287

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2021 and 2022	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net income attributable to Heska Corporation	—	—	—	—	—	—	1,304	1,304
Issuance of common stock, net of shares withheld for employee taxes	—	—	229	2	1,764	—	—	1,766
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	9,457	—	—	9,457
Other comprehensive loss	—	—	—	—	—	(3,531)	—	(3,531)
Balances, June 30, 2021	—	$—	10,646	$106	$569,214	$10,638	$(146,192)	$433,766

Balances, December 31, 2021	—	$—	10,712	$107	$579,354	$5,037	$(148,644)	$435,854
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(15,232)	(15,232)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	88	1	(2,757)	—	—	(2,756)
Stock-based compensation	—	—	—	—	9,990	—	—	9,990
Equity contingent consideration	—	—	—	—	3,860	—	—	3,860
Other comprehensive loss	—	—	—	—	—	(14,429)	—	(14,429)
Balances, June 30, 2022	—	$—	10,800	$108	$590,447	$(9,392)	$(163,876)	$417,287

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income attributable to Heska Corporation	$(15,232)	$1,304
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	6,826	6,680
Non-cash impact of operating leases	1,321	1,050
Deferred tax benefit	(3,556)	(3,294)
Stock-based compensation	9,990	9,457
Change in fair value of contingent consideration	(294)	—
Provision for credit losses on convertible note receivable	3,499	—
Equity in losses of unconsolidated affiliates	736	529
Accretion of discounts and issuance costs	20	35
Other losses (gains), net	211	768
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(43)	3,046
Inventories	(9,145)	(4,080)
Lease receivables	(3,494)	(2,196)
Other assets	296	(2,208)
Accounts payable	(2,913)	(334)
Other liabilities	(4,836)	(3,603)
Net cash (used in) provided by operating activities	(16,614)	7,154
Cash flows from investing activities:
Acquisition of Lacuna, net of cash acquired	—	(3,882)
Acquisition of VetZ, net of cash acquired	(29,509)	—
Promissory note receivable issuance	—	(9,000)
Capital expenditures	(1,093)	(546)
Proceeds from disposition of property and equipment	—	41
Net cash used in investing activities	(30,602)	(13,387)
Cash flows from financing activities:
Payment of stock issuance costs	—	(314)
Proceeds from issuance of common stock	2,245	167,198
Payments for taxes related to shares withheld for employee taxes	(5,001)	(932)
Repayments of other debt	(115)	(653)
Net cash (used in) provided by financing activities	(2,871)	165,299
Foreign exchange effect on cash and cash equivalents	(1,559)	(247)
Net (decrease) increase in cash and cash equivalents	(51,646)	158,819
Cash and cash equivalents, beginning of period	223,574	86,334
Cash and cash equivalents, end of period	$171,928	$245,153

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$1,535	$2,562
Contingent consideration for acquisitions	$3,860	$1,700
Indemnity holdback and net working capital adjustment for acquisitions	$867	$370
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
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of our operations and statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and other financial information filed with the SEC.
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. In some part, and of different degrees depending on the geography, due to the introduction and acceptance of COVID-19 vaccines, restrictions have eased in many of the countries in which we operate. Global diagnostic animal health demand continued throughout 2021 and into 2022. While this trend is encouraging, with the rise in COVID-19 variants, the extent to which the continuation, or additional waves, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our financial instruments at June 30, 2022 and December 31, 2021 were (in thousands):

	Total	Level 1	Level 2	Level 3
2022
Financial Assets
Convertible note receivable embedded derivative	$355	$—	$—	$355
Promissory note receivable derivative	337	—	—	337
Financial Liabilities
BiEsseA contingent consideration	1,777	—	—	1,777
Notes payable	15,900	—	—	15,900
Balances, June 30, 2022	$18,369	$—	$—	$18,369

2021	Total	Level 1	Level 2	Level 3

Financial Assets
Convertible note receivable embedded derivative	$888	$—	$—	$888
Promissory note receivable embedded derivative	337	—	—	337
Financial Liabilities
BiEsseA contingent consideration	2,334	—	—	2,334
Notes payable	15,900	—	—	15,900
Balances, December 31, 2021	$19,459	$—	$—	$19,459
The Company's financial assets based upon Level 3 inputs include embedded derivatives relating to its note receivables. The Company determined the redemption features of its convertible note receivable represents an embedded derivative. The estimated fair value of the embedded derivative asset is evaluated through Level 3 inputs using a probability-weighted scenario analysis. The Company determined the warrant associated with its promissory note receivable represents a derivative. The estimated fair value of the derivative asset is evaluated through Level 3 inputs, using an enterprise valuation model. For additional information regarding the Company's note receivables and derivatives, refer to Note 17, Note Receivables.
The estimated fair value of the Company's 3.75% Convertible Senior Notes due in 2026 (the "Notes"), is disclosed at each reporting period and is evaluated through Level 2 inputs with consideration of quoted market prices in less active markets. For additional information regarding the Company's accounting treatment for the issuance of the Notes, refer to Note 16, Convertible Notes.
The Company's financial liabilities based upon Level 3 inputs include contingent consideration arrangements and notes payable relating to its acquisitions of Lacuna Diagnostics, Inc. ("Lacuna"), BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”), and Biotech Laboratories U.S.A. LLC ("Biotech"). The Company is obligated to pay contingent consideration payments of $2.0 million in connection with the Lacuna acquisition based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the Lacuna contingent consideration was $0 as of both December 31, 2021 and June 30, 2022. The Company is obligated to pay contingent consideration payments of $2.6 million in

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

connection with the BSA acquisition based on the achievement of certain revenue metrics within three annual periods after 2021. The Company is obligated to pay contingent notes of up to $17.5 million in connection with the Biotech acquisition based on the achievement of certain product development milestones or at a predetermined date in the future. Refer to Note 3, Acquisitions and Related Party Items for further discussion.
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
The following table presents the changes of our Level 3 assets and liabilities as of June 30, 2022 (in thousands):

	Derivative Assets		Contingent Consideration Liability	Notes Payable
	Convertible note receivable	Promissory note receivable	BSA	Biotech
Balances, December 31, 2021	$888	$337	$2,334	$15,900
Acquisition value	—	—	—	—
Cash payments	—	—	—	—
Changes in fair value	(533)	—	(294)	—
Foreign currency impact	—	—	(263)	—
Balances, June 30, 2022	$355	$337	$1,777	$15,900
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

Refer to Note 18 for further detail regarding the Company's reportable segments.

The following table summarizes our segment revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America Revenue:
POC Lab Instruments & Other	$3,544	$3,482	$8,191	$6,470
POC Lab Consumables	20,336	19,296	38,974	36,248
POC Imaging & Informatics	5,902	7,101	11,953	13,789
PVD	6,839	6,210	11,415	13,074
OVP	4,282	4,444	7,745	8,225
Total North America Revenue	$40,903	$40,533	$78,278	$77,806
International Revenue:
POC Lab Instruments & Other	$3,838	$3,987	$7,570	$7,001
POC Lab Consumables	10,431	11,935	22,179	24,159
POC Imaging & Informatics	8,644	7,277	19,606	13,935
PVD	861	1,196	1,844	2,530
Total International Revenue	$23,774	$24,395	$51,199	$47,625
Total Revenue	$64,677	$64,928	$129,477	$125,431

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

As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $182.5 million. As of June 30, 2022, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2022 (remaining)	$21,068
2023	42,508
2024	37,906
2025	32,247
2026	26,843
Thereafter	21,924
$182,496

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of June 30, 2022 were $1.6 million and $5.5 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2021 were $1.5 million and $5.1 million for current and non-current assets, respectively, shown net of related unearned interest. The increase in contract assets for the six-month period ended June 30, 2022 is primarily related to additional contract assets recorded for contracts with a free term, partially offset by payments received.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2022 and December 31, 2021, contract liabilities were $8.6 million and $9.6 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the six-month period ended June 30, 2022 is attributable to approximately $5.6 million of revenue recognized during the period and an exchange rate impact of $0.2 million, partially offset by approximately $3.9 million of additional deferred sales in 2022, and the acquisition of VetZ contract liabilities of approximately $0.9 million. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS
VetZ Acquisition
On January 3, 2022, the Company acquired 100% of the equity of VetZ GmbH (“VetZ”), a European leader in veterinary practice information management software solutions (“PIMS”), for an aggregate purchase price of approximately $35.5 million. The purchase price consisted of approximately $31.6 million in cash as well as contingent consideration as described below. The cash purchase price includes a general indemnity holdback of approximately $1.4 million to be released within 18 months of closing. The cash purchase price was also reduced by a negative net working capital adjustment of approximately $0.6 million.
As additional consideration for the acquisition, the Company agreed to a contingent earn-out of 91,039 shares of Heska stock, with a total value of $15.5 million, which will be issued in tranches based on future financial and non-financial milestones. The fair value of the contingent consideration as of the acquisition date was approximately $3.9 million, determined using a Monte-Carlo simulation model. The Company evaluated whether the contingent earn-out should be treated as a liability or equity in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The contingent earn-out did not meet the ASC 480 definition of a liability as it is not mandatorily redeemable, is not an obligation to repurchase the Company’s shares, and it can only be settled with a fixed number of shares. Additionally, the Company noted the contingent earn-out met the scope exception in ASC 815-10 as the earn-out is indexed to the Company’s own shares, and also met the criteria in ASC 815-40 to be classified in equity as the Company has sufficient authorized and unissued shares, the earn-out has an explicit share limit, there are no required cash payments. As such the contingent earn-out is classified in equity, and is not subsequently remeasured each reporting period. Subsequent settlement of the obligation will be accounted for within equity.
The purchase price exceeded the fair value of the identifiable net assets, resulting in goodwill of $22.1 million, all of which is attributable to our International segment. The goodwill resulting from this acquisition consists of new product offerings from entering the PIMS market. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation tested income, which may result in a decrease to the Company's future U.S. federal tax liability.
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of January 3, 2022. The total purchase consideration is subject to customary working capital adjustments.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

January 3, 2022
Purchase price in cash	$31,627
Fair value of equity contingent consideration	3,860
Total purchase consideration	$35,487

Cash and cash equivalents	$1,251
Inventory	359
Accounts receivable	824
Prepaid expenses and other assets	318
Property and equipment, net	602
Operating lease right-of-use assets	2,962
Intangible assets	18,504
Total assets acquired	24,820
Accounts payable	520
Accrued liabilities	1,260
Operating lease liabilities, current	247
Deferred revenue, current, and other	1,014
Operating lease liabilities, non-current	2,714
Deferred tax liabilities	5,408
Other liabilities	318
Net assets acquired	13,339
Goodwill	22,148
Total fair value of consideration transferred	$35,487

The Company's preliminary estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuations would result in a corresponding increase in the amount of goodwill from the acquisition. During the second quarter of 2022, as reflected in the table above, the Company adjusted the total purchase consideration as a result of net working capital adjustments, reclassified certain assets and liabilities to align with the presentation of our Condensed Consolidated Balance Sheets, and increased the balance of deferred revenue acquired. These changes resulted in a net decrease of $0.4 million in goodwill.

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

VetZ generated net revenue of $6.0 million and a net loss of $1.0 million for the period from January 3, 2022 to June 30, 2022.

The Company incurred acquisition related costs of approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2022, respectively, which are included within general and administrative expenses on our Condensed Consolidated Statements of (Loss) Income.

Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue, net	$67,632	$131,062
Net income before equity in losses of unconsolidated affiliates	$57	$2,486
Net (loss) income attributable to Heska Corporation	$(286)	$1,957

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In conjunction with the acquisition, the Company entered into various put and call options which are classified on the Condensed Consolidated Balance Sheets as Notes Payable. The written put options can be exercised after June 30, 2024, at a valuation identical to the initial purchase price. The written call options can be exercised at any time prior to June 30, 2026, at an amount equal to two times the initial valuation or after June 30, 2026, at a valuation identical to the initial purchase price. Additionally, if certain product development milestones are met, the shares may be exercised in various tranches at two times the initial valuation. The Company evaluated the put and call options embedded in the shares representing the non-controlling interest under the guidance in ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability because the fixed price of the put and call options are identical starting after June 30, 2026. As a result, the Company recorded the transaction as a financing arrangement of the purchase of the non-controlling interest, and will record 100% of the income and loss of Biotech in our Condensed Consolidated Statements of (Loss) Income. The options were not redeemable as of the acquisition date or as of the period ending June 30, 2022. The estimated fair value of the Notes Payable at the acquisition date of $15.9 million is inclusive of the probability weighted outcomes of the options described herein.
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
As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.6 million based on the achievement of certain performance metrics within three annual periods after 2021, each of which can pay up to one third of the total earn-out. The fair value of the contingent consideration was $2.3 million as of the acquisition date and as of December 31, 2021, and subsequently decreased to $1.8 million as of June 30, 2022.
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
Per the tax indemnification included in the purchase agreement of BSA, the seller has indemnified the Company for $0.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2025. As of June 30, 2022, approximately $0.4 million of the indemnification agreement remains outstanding.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lacuna Acquisition
On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. As of June 30, 2022, $0.1 million of the indemnification holdback was released for licensing fees and $0.3 million of the indemnification holdback remains outstanding. As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million, and subsequently decreased to $0 as of June 30, 2022 and December 31, 2021.
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
Other Related Party Activities
In connection with the VetZ acquisition, the Company entered into a related party building lease agreement with the former owners, who are now employees of the Company. The Company recorded operating lease expense of $52 thousand and $126 thousand related to this lease for the three and six months ended June 30, 2022, respectively. The right-of-use asset and lease liability related to the building lease were approximately $2.4 million and $2.5 million as of June 30, 2022, respectively.
Prior to the closing of the VetZ acquisition, the former owners who are now employees of the Company purchased vehicles and bicycles from VetZ. As of January 3, 2022, a receivable of approximately $165 thousand was included in the preliminary purchase price allocation related to these transactions. These receivables were settled in full on January 7, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	June 30, 2022	December 31, 2021
Equity method investment	$1,669	$2,406
Non-marketable equity security investment	3,018	3,018
Investments in unconsolidated affiliates	$4,687	$5,424
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of June 30, 2022, the Company's ownership interest in the business was 26.0%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net (loss) income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of (Loss) Income. The Company has a note receivable from the equity method investee. Refer to Note 17, Note Receivables, for additional details.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INCOME TAXES

The Company's total income tax benefit for our (loss) income before income taxes were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes and equity in losses of unconsolidated affiliates	$(6,023)	$(1,275)	$(17,837)	$(784)
Total income tax benefit	$(1,133)	$(1,051)	$(3,341)	$(2,617)

There were cash payments for income taxes, net of refunds, of $0.9 million and $1.4 million for the three and six months ended June 30, 2022, respectively, and there were cash payments of $0.7 million and $1.2 million, respectively, for income taxes for the three and six months ended June 30, 2021. The Company had a tax benefit of $1.1 million and $3.3 million for the three and six months ended June 30, 2022, respectively, compared to the tax benefit of $1.1 million and $2.6 million for the three and six months ended June 30, 2021, respectively. The increase in tax benefit in the six month period is due to an increased loss for financial reporting purposes. The Company recognized $0.1 million in excess tax expense related to employee share-based compensation for the three months ended June 30, 2022, compared to $0.6 million excess tax benefit recognized for the three months ended June 30, 2021. The Company recognized $0.5 million in excess tax benefits related to employee share-based compensation for the six months ended June 30, 2022, compared to $1.0 million for the six months ended June 30, 2021.

As of December 31, 2021, the Company had a deferred tax asset of approximately $5.7 million from net operating losses and tax credits. The Company has a valuation allowance recorded on statutory deferred tax assets in Germany and a partial valuation allowance recorded on state net operating losses in the US. In the second quarter, the Company forecasts an increase of approximately $0.6 million of the valuation allowance through the annual effective tax rate used to estimate income tax expense. The increase is due to forecasted future financial losses in Germany. After the increase, the net valuation allowance is forecasted to be approximately $3.4 million as of December 31, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$7,559	$5,198
Finance	Property and equipment, net	1,441	1,650
Total Leased Assets		$9,000	$6,848

Liabilities
Operating	Operating lease liabilities, current	$2,549	$2,227
	Operating lease liabilities, non-current	5,592	3,509
Finance	Deferred revenue, current, and other	149	200
	Other liabilities	283	331
Total Lease Liabilities		$8,573	$6,267

Lessor Accounting

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales-type lease revenue	$3,033	$3,414	$7,124	$5,157
Sales-type lease cost of revenue	2,586	2,717	5,886	3,977
Profit recognized at commencement for sales-type leases	$447	$697	$1,238	$1,180

Operating lease income	$422	$543	$912	$1,150

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to Heska Corporation	$(5,246)	$(567)	$(15,232)	$1,304

Basic weighted-average common shares outstanding	10,349	10,167	10,311	9,825
Dilutive effect of stock options and restricted stock	—	—	—	364
Diluted weighted-average common shares outstanding	10,349	10,167	10,311	10,189

Basic (loss) earnings per share attributable to Heska Corporation	$(0.51)	$(0.06)	$(1.48)	$0.13
Diluted (loss) earnings per share attributable to Heska Corporation	$(0.51)	$(0.06)	$(1.48)	$0.13

The following potentially outstanding common shares from convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible Senior Notes	996	996	996	996
Stock options and restricted stock	227	374	291	6
	1,223	1,370	1,287	1,002

As more fully described in Note 16, the Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. The Company early adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and six months ended June 30, 2022, and the three and six months ended June 30, 2021, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net earnings per share because the effect was anti-dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the six months ended June 30, 2022 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2021	$65,535	$53,291	$118,826
Goodwill attributable to acquisitions (subject to change)	—	22,148	22,148
Measurement period adjustment to prior year acquisition	(17)	—	(17)
Foreign currency adjustments	(146)	(5,939)	(6,085)
Carrying amount, June 30, 2022	$65,372	$69,500	$134,872

Other intangibles consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$56,540	$(13,380)	$43,160	$47,629	$(11,145)	$36,484
Developed technology	19,156	(4,879)	14,277	15,633	(3,218)	12,415
Trade names	1,885	(278)	1,607	223	(166)	57
Intangible assets not subject to amortization:
Trade names	7,141	—	7,141	7,749	—	7,749
Total intangible assets	$84,722	$(18,537)	$66,185	$71,234	$(14,529)	$56,705

Amortization expense was $1.7 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021 the amortization expense was $3.9 million and $3.1 million, respectively.
The remaining weighted-average amortization period for intangible assets is approximately 8 years.

Estimated amortization expense related to intangibles for each of the five years from 2022 (remaining) through 2026 and thereafter is as follows (in thousands):

Year Ending December 31,
2022 (remaining)	$4,565
2023	8,472
2024	7,786
2025	7,733
2026	7,349
Thereafter	23,139
Total amortization related to finite-lived intangible assets	$59,044
Intangible assets not subject to amortization	7,141
Net intangible assets	$66,185

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$2,139	$2,959
Building	11,268	11,288
Machinery and equipment	39,825	39,851
Office furniture and equipment	2,029	1,732
Computer hardware and software	5,342	5,285
Leasehold and building improvements	10,858	10,796
Construction in progress	334	286
Property and equipment, gross	71,795	72,197
Less accumulated depreciation	(39,084)	(38,784)
Total property and equipment, net	$32,711	$33,413
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of June 30, 2022 and December 31, 2021, was $16.4 million and $15.1 million, respectively, before accumulated depreciation of $6.3 million and $5.8 million, respectively.
Depreciation expense was $1.1 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.
10.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$18,861	$16,094
Work in process	4,229	3,656
Finished goods	32,709	29,611
Total inventories	$55,799	$49,361

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and employee benefits	$7,168	$9,392
Accrued property taxes	388	656
Accrued purchase orders	3,462	552
Inventory in transit	1,703	1,605
Accrued taxes	2,503	3,574
Interest accrual on Notes	920	1,464
Warranty reserve	541	583
Other	2,473	1,598
Total accrued liabilities	$19,158	$19,424
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
During the six months ended June 30, 2022, the Company granted the following restricted stock awards and restricted stock units:

	Six Months Ended June 30, 2022
	Awards/Units Granted	Weighted-Average Grant Date Fair Value (per award/unit)
Restricted stock awards	62,584	$123.40
Restricted stock units	9,207	$127.09
We valued the restricted stock awards and restricted stock units related to service and/or Company performance targets based on grant date fair value and will expense over the requisite service period when achievement of those conditions is deemed probable.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2021	$(279)	$1,974	$3,342	$5,037
Current period other comprehensive loss	—	(7,595)	(6,834)	(14,429)
Balances at June 30, 2022	$(279)	$(5,621)	$(3,492)	$(9,392)
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.
14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to repair or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.5 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively, included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.

On February 18, 2020, a former managing director of scil filed a claim disputing the effective date of the termination of his management service agreement and the validity of the Company´s waiver of his two-year post-contractual non-compete obligation. The Company defended itself from the claim but ultimately reached a settlement agreement and paid $0.8 million to the defendant on April 28, 2022. The Company is indemnified by the scil acquisition agreement for this claim.

As of June 30, 2022, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

Global Supply and Licensing Agreement

On March 28, 2022, the Company entered into a global supply and licensing agreement with VolitionRx Limited (“Volition”) to adapt and commercialize the Nu.Q® Vet Cancer Screening Test at the point of care for canines and felines on Heska’s technology. On March 30, 2022, the Company made an upfront milestone

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

payment of $10 million to Volition in exchange for exclusive rights to develop the Nu.Q® Vet Cancer Screening Test for the point of care and non-exclusive rights for central reference lab testing. The full $10 million payment was expensed to Research and development on the Condensed Consolidated Statements of (Loss) Income for the six months ended June 30, 2022. The Company is obligated to pay an additional $13 million on or before December 31, 2024, if certain milestones are met, or to obtain an extended timeline to meet those milestones. If those milestones are not met by the agreed upon extension, the agreement may be terminated. However, if the $13 million milestones are met, the agreement will have a total term of 22 years for exclusivity in point of care testing. If the first milestones are met and the agreement does not terminate, there will be another $5 million payment due upon the achievement of an additional milestone within the remaining term of the agreement. These potential future milestone payments have not yet been accrued, as the Company has not deemed them probable at this time.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements or variable interest entities.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases in the amounts of $97.2 million as of June 30, 2022.
15.    INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$(575)	$(467)	$(1,060)	$(856)
Interest expense	931	922	1,856	1,842
Other (income) expense, net	125	126	43	120
Total interest and other expense, net	$481	$581	$839	$1,106
Cash paid for interest for the three months ended June 30, 2022 and 2021 was $11 thousand and $5 thousand, respectively. Cash paid for interest for the six months ended June 30, 2022 and 2021 was $2.2 million and $1.6 million, respectively.
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

No portion of the Notes was converted during the six months ended June 30, 2022 and the liability was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of June 30, 2022.
Effective January 1, 2021, the Company early adopted ASU 2020-06, which simplifies the accounting for certain convertible instruments. Under the new standard, qualifying convertible debt is accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. As a result of ASU 2020-06, the Company's cash interest expense is not impacted, however, the Company's non-cash interest accretion is limited to the amortization of debt issuance costs under ASC 835-30. The new effective interest rate of the Notes post-adoption is 4.35%. The Company also reversed the conversion feature amount recorded in APIC and reversed the difference in non-cash interest expense via retained earnings.

The following table summarizes the net carrying amount of the Notes (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(2,002)	(2,216)
Net carrying amount	$84,248	$84,034
Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense related to contractual coupon interest	$809	$809	$1,617	$1,617
Interest expense related to amortization of the debt discount	108	103	214	205
	$917	$912	$1,831	$1,822

As of June 30, 2022, the remaining period over which the unamortized discount will be amortized is 51 months.

The estimated fair value of the Notes was $114.9 million and $194.3 million as of June 30, 2022 and December 31, 2021, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $94.51 on June 30, 2022, the if-converted value exceeded the aggregate principal amount of the Notes by $7.8 million.

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
The following table summarizes the net carrying amount of the note receivable, including the unamortized discount and allowance for expected credit losses, as well as the fair value of the embedded derivative asset (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$6,650	$6,650
Unamortized discount	(509)	(672)
Allowance for expected credit losses	(3,565)	(67)
Net carrying amount	2,576	5,911
Embedded derivative asset	355	889
Related party convertible note receivable, net	$2,931	$6,800

The allowance for expected credit losses increased $3.5 million from December 31, 2021. The change reflects increased risk of collectability given the investee's current financial position and ability to achieve certain events required for conversion of the note, which are largely driven by more recent challenges and uncertainties in the macro-economic environment. These factors increased the probability of default.

Promissory Note

On February 1, 2021, one of the Company's equity investees (the "Investee"), which the Company accounts for as a non-marketable equity security, issued a Promissory Note to the Company (the “Promissory Note”) with a principal amount of $9.0 million and a stated interest rate of 10.0% per annum that is payable monthly. The Promissory Note has a maturity date of December 1, 2024 and provides for interest only payments

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

through December 1, 2023. Beginning on January 1, 2024, the Promissory Note requires repayment of the principal and interest over twelve consecutive monthly payments. As additional consideration, the Company was also issued a warrant to acquire securities of the Investee that expires December 31, 2034. Refer to Note 4 for additional information on our equity investments.

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
The following table summarizes the carrying value of the note receivable, including the unamortized discount and allowance for expected credit losses (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$9,000	$9,000
Unamortized discount	(223)	(254)
Allowance for expected credit losses	(298)	(298)
Promissory note receivable from investee, net	$8,479	$8,448
18.    SEGMENT REPORTING
The Company’s two segments are North America and International. The North America segment is comprised of the Company's operations in the United States, Canada and Mexico and the International segment is comprised of geographies outside of North America, which are the Company's operations primarily in Australia, France, Germany, Italy, Malaysia, Spain and Switzerland. Certain expenses incurred at the Company’s headquarters located in the North America segment are allocated to each segment in a manner consistent with where the benefits from the expenses are derived. However, there are certain corporate expenses included in the North America segment that the Company does not allocate. Such expenses include research and development, and certain selling, marketing, general, and administrative costs that support the global organization. Sales and transfers between operating segments are accounted for at market-based transaction prices and are eliminated in consolidation. The Company's sales are determined by the country of origin where the sale occurred.
Our CODM evaluates segment performance and allocates resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of June 30, 2022, due to the acquisition of VetZ on January 3, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended June 30, 2022	North America	International	Total
Total revenue	$40,903	$23,774	$64,677
Cost of revenue	22,108	15,241	37,349
Gross profit	$18,795	$8,533	$27,328
Gross margin	46%	36%	42%
Operating loss	$(4,502)	$(1,040)	$(5,542)

Three Months Ended June 30, 2021	North America	International	Total
Total revenue	$40,533	$24,395	$64,928
Cost of revenue	21,111	16,545	37,656
Gross profit	$19,422	$7,850	$27,272
Gross margin	48%	32%	42%
Operating income (loss)	$130	$(824)	$(694)

Six Months Ended June 30, 2022	North America	International	Total
Total revenue, net	$78,278	$51,199	$129,477
Cost of revenue	41,574	31,431	73,005
Gross profit	$36,704	$19,768	$56,472
Gross margin	47%	39%	44%
Operating loss	$(16,812)	$(186)	$(16,998)

Six Months Ended June 30, 2021	North America	International	Total
Total revenue, net	$77,806	$47,625	$125,431
Cost of revenue	40,875	31,814	72,689
Gross profit	$36,931	$15,811	$52,742
Gross margin	47%	33%	42%
Operating income (loss)	$1,160	$(838)	$322

Asset information by reportable segment as of June 30, 2022 is as follows (in thousands):

As of June 30, 2022	North America	International	Total
Total assets	$369,281	$217,508	$586,789

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset information by reportable segment as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	North America	International	Total
Total assets	$441,234	$162,838	$604,072

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 5, 2022 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
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
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 75% and 25%, respectively, of revenue for the three months ended June 30, 2022 and 78% and 22%, respectively, for the six months ended June 30, 2022. Revenue from direct sales and distribution relationships represented 72% and 28%, respectively, of revenue for the three months ended June 30, 2021 and 71% and 29%, respectively, for the six months ended June 30, 2021.

Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. The stay-at-home policies deployed early in 2020 to combat the spread of COVID-19 resulted in a decrease in companion animal clinical visits, including delay of elective procedures and wellness visits and as a result, lower demand for diagnostic testing services. Beginning in the second quarter of 2020, certain local, state and federal governments began to ease the stay-at-home policies and allowed more businesses and facilities to re-open, leading to a recovery in companion animal clinical visits and associated demand for our diagnostic products. In some part, and of different degrees depending on the geography, due to the introduction and acceptance of COVID-19 vaccines, restrictions eased in many of the countries in which we operate. Global diagnostic animal health demand continued throughout 2021 and into 2022. While this trend is encouraging, with the rise in COVID-19 variants, the extent to which the continuation, or additional waves, of COVID-19, or an outbreak of other health epidemics could impact our business, results of operations and financial condition, including the potential for write-offs or impairments of assets and suspension of capital investments, will depend on future developments. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions can resume; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.

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

Our financial position remains strong as we have a cash balance of $171.9 million as of June 30, 2022. As a result, we have sufficient liquidity to sustain our operations. We will continue to actively seek opportunities that are consistent with our strategic direction, which may include a need to raise additional capital.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward.

The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of (Loss) Income (in thousands, except per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$64,677	$64,928	$129,477	$125,431
Gross profit	27,328	27,272	56,472	52,742
Operating expenses	32,870	27,966	73,470	52,420
Operating (loss) income	(5,542)	(694)	(16,998)	322
Interest and other expense, net	481	581	839	1,106
Loss before income taxes and equity in losses of unconsolidated affiliates	(6,023)	(1,275)	(17,837)	(784)
Income tax benefit	(1,133)	(1,051)	(3,341)	(2,617)
Net (loss) income before equity in losses of unconsolidated affiliates	(4,890)	(224)	(14,496)	1,833
Equity in losses of unconsolidated affiliates	(356)	(343)	(736)	(529)
Net (loss) income attributable to Heska Corporation	$(5,246)	$(567)	$(15,232)	$1,304

Diluted (loss) income per share attributable to Heska Corporation	$(0.51)	$(0.06)	$(1.48)	$0.13
Non-GAAP net income per diluted share(1)(2)	$0.34	$0.50	$0.62	$1.08

Adjusted EBITDA(1)	$6,979	$8,428	$14,667	$16,827
Net (loss) income margin(1)	(7.6)%	(0.3)%	(11.2)%	1.5%
Adjusted EBITDA margin(1)	10.8%	13.0%	11.3%	13.4%
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
(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,533 for the three months ended June 30, 2022 compared to 10,530 for the three months ended June 30, 2021 and 10,569 for the six months ended June 30, 2022 compared to 10,189 for the six months ended June 30, 2021.

Revenue
Total revenue decreased 0.4% to $64.7 million for the three months ended June 30, 2022, compared to $64.9 million for the three months ended June 30, 2021. Total revenue increased 3.2% to $129.5 million for the six months ended June 30, 2022, compared to $125.4 million for the six months ended June 30, 2021. For the three months ended June 30, 2022, the decrease in revenue is driven mainly by impacts from foreign exchange due to the weakening of the Euro; partially offset by the acquisition of VetZ. For the six months ended June 30, 2022 the increase is driven by growth in POC imaging & informatics of 13.8% primarily as a result of our acquisition of VetZ. We also experienced a 17.0% growth in POC laboratory instruments as a result of the introduction of Element AIM as well as increased capital lease placements globally. These increases were partially offset by declines in PVD of 15.0%, as a result of decreased demand for the production of Tri-Heart, declines in OVP of 5.8% due to timing of production, and impacts from foreign exchange.
Gross Profit
Gross profit increased 0.2% to $27.3 million in the three months ended June 30, 2022, compared to $27.3 million in the three months ended June 30, 2021. Gross profit increased 7.1% to $56.5 million in the six months ended June 30, 2022 compared to $52.7 million in the six months ended June 30, 2021. Gross margin increased to 42.3% in the three months ended June 30, 2022, compared to 42.0% in the three months ended June 30, 2021. Gross margin increased to 43.6% in the six months ended June 30, 2022, compared to 42.0% in the six months ended June 30, 2021.The increases in both gross profit and gross margin percentage were due to higher sales of consumables relative to total sales, which are our highest margin products, further strengthened by product rationalization and transition effort within our international segment and overall annual price increases. The acquisition of VetZ also favorably impacted gross profit and gross margin. The metrics were unfavorably impacted by product mix and increased idle plant costs within our OVP business.
Operating Expenses
Selling and marketing expenses were $11.8 million in the three months ended June 30, 2022, compared to $12.4 million in the three months ended June 30, 2021, a decrease of 5.5%. Selling and marketing expenses were $23.8 million in the six months ended June 30, 2022 compared to $23.4 million in the six months ended June 30, 2021, an increase of 1.7%. The decrease for the three months ended June 30, 2022 is primarily driven by lower stock-based compensation due to the roll off of vested grants; partially offset by recent acquisitions, which are in line with management's expectations, as well as increased travel and trade show activity as a result of relaxed COVID restrictions compared to the prior year. The increase for the six months ended June 30, 2022 is driven by the acquisition of VetZ of $1.6 million, higher compensation, and increased travel and trade show expenses due to relaxing COVID restrictions, which were partially offset by lower stock compensation of $1.8 million due to the roll off of vested grants.
Research and development expenses increased to $2.3 million in the three months ended June 30, 2022, compared to $1.9 million in the three months ended June 30, 2021. Research and development expenses increased to $14.8 million in the six months ended June 30, 2022, compared to $3.1 million in the six months ended June 30, 2021. The variance for the three months ended June 30, 2022 is related to recent acquisitions. The increase for the six months ended June 30, 2022 is primarily related to a $10.0 million dollar payment for an exclusive global supply and licensing agreement to adapt and commercialize the Heska Nu.Q® vet cancer screening test. Refer to Note 14, Commitments and Contingencies included in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In addition to this, we also experienced increased costs associated with recent acquisitions and higher general research costs.

General and administrative expenses increased 38.4% to $18.8 million in the three months ended June 30, 2022, compared to $13.6 million in the three months ended June 30, 2021. General and administrative expenses increased 34.7% to $34.9 million in the six months ended June 30, 2022, compared to $25.9 million in the six months ended June 30, 2021. The increase for the three months ended June 30, 2022 is related to the $3.5 million provision for credit losses on a convertible note receivable (Refer to Note 17, Note Receivables in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), higher stock-based compensation costs $0.7 million, and higher cash compensation costs. The increase for the six months ended June 30, 2022 is driven by the $3.5 million provision for credit losses on a convertible note receivable, increased stock-based compensation expenses of $2.9 million, increased costs related to recent acquisitions (including non-recurring items), and increased cash compensation costs.
Interest and Other Expense, net
Interest and other expense, net, was $0.5 million in the three months ended June 30, 2022, roughly flat compared to $0.6 million in the three months ended June 30, 2021. Interest and other expense, net, was $0.8 million in the six months ended June 30, 2022, compared to $1.1 million in the six months ended June 30, 2021.
Income Tax Benefit
For the three months ended June 30, 2022, the Company had a total income tax benefit of $1.1 million, including $1.2 million of domestic deferred income tax benefit and $57 thousand of current income tax expense. In the three months ended June 30, 2021, the Company had a total income tax benefit of $1.1 million, including $1.1 million of domestic deferred income tax benefit and $36 thousand of current income tax expense. The Company recognized $0.1 million in excess tax expense related to employee share-based compensation in the three months ended June 30, 2022, compared to $0.6 million in excess tax benefit recognized in the three months ended June 30, 2021. For the six months ended June 30, 2022 the Company had a total income tax benefit of $3.3 million, including $3.6 million of domestic deferred income tax benefit and $0.2 million of current income tax expense. In the six months ended June 30, 2021, the Company had a total income tax benefit of $2.6 million, including $3.3 million of domestic deferred income tax benefit and $0.7 million of current income tax expense. The tax benefit for the 2022 period versus the 2021 period is due to an increased loss for financial reporting.
Net (Loss) Income Attributable to Heska Corporation
Net loss attributable to Heska was $5.2 million in the three months ended June 30, 2022, compared to net loss attributable to Heska of $0.6 million in the three months ended June 30, 2021. Net loss attributable to Heska was $15.2 million in the six months ended June 30, 2022, compared to net income attributable to Heska of $1.3 million in the six months ended June 30, 2021. The change for the three months ended June 30, 2022 is due to a $3.5 million provision for credit losses for a convertible note receivable included in General and administrative expenses as part of operating expenses, as well as $0.5 million for the mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, which is included in Interest and other (income) expense. Refer to Note 17, Note Receivables in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The change for the six months ended June 30, 2022 is due to the $10.0 million licensing payment, the $3.5 million provision for credit losses on the convertible note receivable, increased stock and cash compensation costs as well as non-recurring and recurring costs associated with recent acquisitions, partially offset by increases in revenue and gross profit.

Adjusted EBITDA
Adjusted EBITDA in the three months ended June 30, 2022 was $7.0 million (10.8% adjusted EBITDA margin), compared to $8.4 million (13.0% adjusted EBITDA margin) in the three months ended June 30, 2021. Adjusted EBITDA in the six months ended June 30, 2022 was $14.7 million (11.3% adjusted EBITDA margin), compared to $16.8 million (13.4% adjusted EBITDA margin) in the six months ended June 30, 2021. The decrease is driven by increased research and development expenses (mostly related to acquisitions) and higher compensation costs. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net loss (income), the closest comparable GAAP measure, for each of the periods presented.
(Loss) Income Per Share
Loss per share attributable to Heska was $0.51 per diluted share in the three months ended June 30, 2022 compared to loss of $0.06 per diluted share in the three months ended June 30, 2021. Loss per share attributable to Heska was $1.48 per diluted share in the six months ended June 30, 2022, compared to income of $0.13 per diluted share in the six months ended June 30, 2021. For the three months ended June 30, 2022, the loss is largely due to increased acquisition related, non-recurring items and extraordinary charges not indicative of ongoing operations, primarily related to a $3.5 million provision for credit losses for a convertible note receivable as well as $0.5 million for the mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable. For the six months ended June 30, 2022, the loss is due to increased acquisition related, non-recurring items and extraordinary charges not indicative of ongoing operations, primarily the $10.0 million licensing payment, the $3.5 million provision for credit losses for a convertible note receivable as well as $0.5 million for the mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, as well as other increased operating expenses, partially offset by higher revenue and gross profit, as discussed above.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.34 per diluted share in the three months ended June 30, 2022 compared to income of $0.50 per diluted share in the three months ended June 30, 2021. Non-GAAP EPS was income of $0.62 per diluted share in the six months ended June 30, 2022, compared to income of $1.08 per diluted share in the six months ended June 30, 2021. The decrease is primarily due to increased operating expenses, partially offset by higher revenue and profit. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.
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

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income(1)	$(4,890)	$(224)	$(14,496)	$1,833
Income tax benefit	(1,133)	(1,051)	(3,341)	(2,617)
Interest expense, net	356	455	796	986
Depreciation and amortization	3,526	3,109	6,826	6,680
EBITDA	$(2,141)	$2,289	$(10,215)	$6,882
Acquisition related and other non-recurring/extraordinary costs(2)	4,596	862	15,628	1,017
Stock-based compensation	4,880	5,620	9,990	9,457
Equity in losses of unconsolidated affiliates	(356)	(343)	(736)	(529)
Adjusted EBITDA	$6,979	$8,428	$14,667	$16,827
Net (loss) income margin(3)	(7.6)%	(0.3)%	(11.2)%	1.5%
Adjusted EBITDA margin(3)	10.8%	13.0%	11.3%	13.4%
(1) Net (loss) income used for reconciliation represents the "Net (loss) income before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $4.6 million and $15.6 million for the three and six months ending June 30, 2022, and $0.9 million and $1.0 million for the three and six months ending June 30, 2021. The costs for the three months ended June 30, 2022 are primarily related to a $3.5 million provision for credit losses for a convertible note receivable included in General and administrative expenses as part of operating expenses, as well as $0.5 million for the mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, which is included in Interest and other (income) expense. Refer to Note 17, Note Receivables in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The costs for the six months ended June 30, 2022 were incurred primarily as a result of the $3.5 million provision for credit losses for a convertible note receivable, the $0.5 million mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, and a $10.0 million licensing payment. The remainder of the costs in both periods were incurred as a result of acquisition related charges.

(3) Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA, respectively, to revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP (loss) income attributable to Heska per diluted share	$(0.51)	$(0.06)	$(1.48)	$0.13
Acquisition related and other non-recurring/extraordinary costs(1)	0.44	0.08	1.48	0.10
Amortization of acquired intangibles(2)	0.16	0.16	0.37	0.30
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.06	0.01	0.11	0.02
Stock-based compensation	0.46	0.53	0.95	0.93
Loss on equity investee transactions	0.03	0.03	0.07	0.05
Estimated income tax effect of above non-GAAP adjustments(4)	(0.30)	(0.25)	(0.88)	(0.45)
Non-GAAP net income per diluted share	$0.34	$0.50	$0.62	$1.08

Shares used in non-GAAP diluted per share calculations	10,533	10,530	10,569	10,189
(1) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $4.6 million and $15.6 million for the three and six months ending June 30, 2022, and $0.9 million and $1.0 million for the three and six months ending June 30, 2021. The costs for the three months ended June 30, 2022 are primarily related to a $3.5 million provision for credit losses for a convertible note receivable included in General and administrative expenses as part of operating expenses, as well as $0.5 million for the mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, which is included in Interest and other (income) expense. Refer to Note 17, Note Receivables in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The costs for the six months ended June 30, 2022 were incurred primarily as a result of the $3.5 million provision for credit losses for a convertible note receivable, the $0.5 million mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, and a $10.0 million licensing payment. The remainder of the costs in both periods were incurred as a result of acquisition related charges.

(2) To exclude the effect of amortization of acquired intangibles of $1.7 million and $4.0 million in the three and six months ended June 30, 2022, compared to $1.7 million and $3.1 million in the three and six months ended June 30, 2021. These costs were incurred as part of the purchase accounting adjustments for recent acquisitions.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization of $0.6 million and $1.2 million for the three and six months ended June 30, 2022, compared to $0.1 million and $0.2 million in the three and six months ended June 30, 2021.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition related, non-recurring and extraordinary costs (excluding items which are not deductible for tax of $0 and $0.1 million for the three and six months ended June 30, 2022, respectively, compared to $40 thousand and $0.1 million for the three and six months ended June 30, 2021, respectively), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax expense related to stock-based compensation of $0.1 million and benefits of $0.5 million for the three and six months ended June 30, 2022, respectively, compared to benefits of $0.6 million and $1.0 million for the three and six months ended June 30, 2021, respectively. This also includes the tax benefits related to R&D tax credit of $0.2 million and $1.0 million for the three and six months ended June 30, 2022, respectively, compared to $0 for each of the three and six months ended June 30, 2021 respectively. Adjusted effective tax rates are approximately 25% for both periods presented.

Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. Refer to Impact of COVID-19 Pandemic and Current Economic Environment section included within Item 2. Management's Discussion and Analysis of this Form 10-Q.
Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain, and Switzerland.
The North America segment represented approximately 63.2% and 60.5% of our revenue and the International segment represented approximately 36.8% and 39.5% of our revenue for the three and six months ended June 30, 2022, respectively.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements Loss (in thousands).

North America Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
Point of Care laboratory:	$23,880	$22,778	$1,102	4.8%	$47,165	$42,718	$4,447	10.4%
Instruments & Other	3,544	3,482	62	1.8%	8,191	6,470	1,721	26.6%
Consumables	20,336	19,296	1,040	5.4%	38,974	36,248	2,726	7.5%
Point of Care imaging & informatics	5,902	7,101	(1,199)	(16.9)%	11,953	13,789	(1,836)	(13.3)%
PVD	6,839	6,210	629	10.1%	11,415	13,074	(1,659)	(12.7)%
OVP	4,282	4,444	(162)	(3.6)%	7,745	8,225	(480)	(5.8)%
Total North America revenue	$40,903	$40,533	$370	0.9%	$78,278	$77,806	$472	0.6%
North America Gross Profit	$18,795	$19,422	$(627)	(3.2)%	$36,704	$36,931	$(227)	(0.6)%
North America Gross Margin	46.0%	47.9%			46.9%	47.5%
North America Operating (Loss) Income	$(4,502)	$130	$(4,632)	(3,563.1)%	$(16,812)	$1,160	$(17,972)	(1,549.3)%
North America Operating Margin	(11.0)%	0.3%			(21.5)%	1.5%

North America segment revenue increased 0.9% to $40.9 million for the three months ended June 30, 2022, compared to $40.5 million for the three months ended June 30, 2021. The $0.4 million increase was driven by a 5.4% increase in POC laboratory consumables, mostly driven by price favorability, and a 10.1% increase in PVD primarily as a result of timing of raw materials for the production of Tri-Heart. This is mostly offset by lower POC imaging & informatics sales of (16.9)%. North America segment revenue increased 0.6% to $78.3 million for the six months ended June 30, 2022 compared to $77.8 million for the six months ended June 30, 2021. The $0.5 million increase was driven by a 10.4% increase in POC laboratory instruments and consumables, in part driven by introduction of Element AIM, which was not present in the prior year period, as well as increased capital lease placements and favorable price on consumables due to annual price escalators. This is mostly offset by a decline in PVD, partially as a result of decreased demand for the production of Tri-Heart, and lower POC imaging & informatics sales of (13.3)%.

Gross profit for the North America segment was $18.8 million compared to $19.4 million for the three months ended June 30, 2022 and 2021, respectively. Gross margin was 46.0% for the three months ended June 30, 2022, compared to 47.9% in the three months ended June 30, 2021. The decrease in gross profit and gross margin was driven by unfavorable product mix primarily related to the impact of lower sales and increased idle plant costs in our OVP product line. Gross profit was $36.7 million for six months ended June 30, 2022 compared to $36.9 million for the six months ended June 30, 2021. Gross margin was 46.9% for the six months ended June 30, 2022, compared to 47.5% for the six months ended June 30, 2021. The decrease in gross profit and gross margin was driven by unfavorable product mix primarily related to the impact of lower sales and increased idle plant costs in our OVP product line, and the impact of low margin Element AIM and pathology placements, partially offset by higher consumable margins.
North America operating loss was $4.5 million and $16.8 million in the three and six months ended June 30, 2022, compared to operating income of $0.1 million and $1.2 million in three and six months ended June 30, 2021. The loss in the current year periods is driven by increased operating expenses, primarily due to higher acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations including a $3.5 million provision for credit losses on a convertible note receivable in the second quarter of 2022, a $10.0 million licensing payment in the first quarter of 2022, higher cash-based compensation expenses, and lower gross profit.

International Segment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
Point of Care laboratory:	$14,269	$15,922	$(1,653)	(10.4)%	$29,749	$31,160	$(1,411)	(4.5)%
Instruments & Other	3,838	3,987	(149)	(3.7)%	7,570	7,001	569	8.1%
Consumables	10,431	11,935	(1,504)	(12.6)%	22,179	24,159	(1,980)	(8.2)%
Point of Care imaging & informatics	8,644	7,277	1,367	18.8%	19,606	13,935	5,671	40.7%
PVD	861	1,196	(335)	(28.0)%	1,844	2,530	(686)	(27.1)%
Total International revenue	$23,774	$24,395	$(621)	(2.5)%	$51,199	$47,625	$3,574	7.5%
International Gross Profit	$8,533	$7,850	$683	8.7%	$19,768	$15,811	$3,957	25.0%
International Gross Margin	35.9%	32.2%			38.6%	33.2%
International Operating Loss	$(1,040)	$(824)	$(216)	(26.2)%	$(186)	$(838)	$652	77.8%
International Operating Margin	(4.4)%	(3.4)%			(0.4)%	(1.8)%

International segment revenue was $23.8 million compared to $24.4 million for the three months ended June 30, 2022 and 2021, respectively. The decrease is driven by unfavorable foreign exchange impact of $2.7 million, partially offset by the sales from the acquisition of VetZ within POC imaging & informatics. International segment revenue was $51.2 million compared to $47.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase for the six months ended June 30, 2022 is primarily due to a $5.7 million increase in sales in POC imaging & informatics, which includes the acquisition of VetZ, partially offset by unfavorable foreign exchange impact of $4.4 million.
Gross profit for the International segment was $8.5 million compared to $7.9 million for the three months ended June 30, 2022 and 2021, respectively. Gross profit for the International segment was $19.8 million compared to $15.8 million for the six months ended June 30, 2022 and 2021, respectively. Gross margin for the International segment was 35.9% for the three months ended June 30, 2022 compared to 32.2% for the three months ended June 30, 2021. Gross margin for the International segment was 38.6% for the six months ended June 30, 2022, compared to 33.2% for the six months ended June 30, 2021. The increase in gross profit and gross margin for both periods is driven by favorable product mix, particularly within POC laboratory consumables. The acquisition of VetZ also favorably impacted gross margin.
International segment operating loss was $1.0 million for the three months ended June 30, 2022, compared to $0.8 million for the three months ended June 30, 2021. International segment operating loss was $0.2 million for the six months ended June 30, 2022, compared to $0.8 million for the six months ended June 30, 2021. The increased operating loss for the three months ended June 30, 2022 is driven by increased operating expenses for the development of new technology related to the acquisition of VetZ; partially offset by higher gross profit. The decreased operating loss for six months ended June 30, 2022 is driven by higher revenue and gross profit, partially offset by increased operating expenses for the development of new technology related to the acquisition of VetZ.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $171.9 million.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Dollar Change	% Change
Net cash (used in) provided by operating activities	$(16,614)	$7,154	$(23,768)	(332.2)%
Net cash used in investing activities	(30,602)	(13,387)	(17,215)	(128.6)%
Net cash (used in) provided by financing activities	(2,871)	165,299	(168,170)	(101.7)%
Foreign exchange effect on cash and cash equivalents	(1,559)	(247)	(1,312)	(531.2)%
(Decrease) increase in cash and cash equivalents	(51,646)	158,819	(210,465)	(132.5)%
Cash and cash equivalents, beginning of the period	223,574	86,334	137,240	159.0%
Cash and cash equivalents, end of the period	$171,928	$245,153	$(73,225)	(29.9)%
For the six months ended June 30, 2022 and June 30, 2021, cash flow (used in) provided by operations was $(16.6) million and $7.2 million, respectively, which was primarily the result of (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Dollar Change	% Change
Net (loss) income	$(15,232)	$1,304	$(16,536)	(1,268.1)%
Non cash expenses and other adjustments	18,753	15,225	3,528	23.2%
Change in accounts receivable	(43)	3,046	(3,089)	(101.4)%
Change in inventories, net	(9,145)	(4,080)	(5,065)	(124.1)%
Change in lease receivables	(3,494)	(2,196)	(1,298)	(59.1)%
Change in other assets	296	(2,208)	2,504	113.4%
Change in accounts payable	(2,913)	(334)	(2,579)	(772.2)%
Change in other liabilities	(4,836)	(3,603)	(1,233)	(34.2)%
Net cash (used in) provided by operating activities	$(16,614)	$7,154	$(23,768)	NM

For the six months ended June 30, 2022 and June 30, 2021, cash flow used in investing activities was $30.6 million and $13.4 million, respectively, which was primarily used for (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Dollar Change	% Change
Acquisition of VetZ, net of cash acquired	$(29,509)	$—	$(29,509)	NM
Acquisition of Lacuna, net of cash acquired	—	(3,882)	3,882	NM
Promissory note receivable issuance	—	(9,000)	9,000	NM
Capital expenditures	(1,093)	(546)	(547)	(100.2)%
Proceeds from disposition of property and equipment	—	41	(41)	NM
Net cash used in investing activities	$(30,602)	$(13,387)	$(17,215)	(128.6)%
For the six months ended June 30, 2022 and June 30, 2021, cash flow (used in) provided by financing activities was $(2.9) million and $165.3 million, respectively, which was the result of (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Dollar Change	% Change
Payment of preferred stock issuance costs	$—	$(314)	$314	NM
Proceeds from issuance of common stock	2,245	167,198	(164,953)	(98.7)%
Payments for taxes related to shares withheld for employee taxes	(5,001)	(932)	(4,069)	(436.6)%
Repayments of other debt	(115)	(653)	538	82.4%
Net cash (used in) provided by financing activities	$(2,871)	$165,299	$(168,170)	N/M
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
Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $1.6 million negative impact for the six months ended June 30, 2022 and a $0.2 million negative impact for the six months ended June 30, 2021. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit, which are the functional currencies of our subsidiaries.

Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements or variable interest entities.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of June 30, 2022, the Company had purchase obligations for inventory of $97.2 million. Refer to Note 6, Leases in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a summary of lease obligations.
Critical Accounting Policies and Estimates
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, other than the recently adopted accounting pronouncements described in Note 1. Operations and Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, have not changed significantly since such filing.

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
As of June 30, 2022, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Item 1A.Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 2022	—	$—	—	$—
May 2022	—	$—	—	$—
June 2022	398	$99.71	—	$—
	398	$99.71	—	$—

(1) Shares of Public Common Stock we purchased between April 1, 2022 and June 30, 2022 were solely for the cancellation of shares of stock withheld for related tax obligations.

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

3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(11)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.10	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3.11	(10)	Amended and Restated Bylaws of the Registrant, as amended.
10.1**		Amendment to Heska Corporation Equity Incentive Plan, effective May 4, 2022.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
104.0		Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(11)	Filed with the Registrant’s S-3 on February 16, 2022, File Number 333-262795.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2022.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)