Form 10-Q
period 2022-09-30
HESKA CORP
filed 2022-11-08
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
10,825,586 shares of the Registrant's Public Common Stock, $0.01 par value, were outstanding at November 4, 2022.

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
-ii-

Statement Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and include, among others, risks and uncertainties related to:

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
-iii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$161,074	$223,574
Accounts receivable, net of allowance for losses of $1,130 and $874, respectively	26,415	27,995
Inventories	57,477	49,361
Net investment in leases, current, net of allowance for losses of $149 and $137, respectively	6,898	6,175
Prepaid expenses	5,269	5,244
Other current assets	5,681	7,206
Total current assets	262,814	319,555

Property and equipment, net	31,059	33,413
Operating lease right-of-use assets	6,810	5,198
Goodwill	129,960	118,826
Other intangible assets, net	60,435	56,705
Deferred tax asset, net	23,763	19,429
Net investment in leases, non-current	23,782	20,128
Investments in unconsolidated affiliates	4,330	5,424
Related party convertible note receivable, net	3,015	6,800
Promissory note receivable from investee, net	13,196	8,448
Other non-current assets	10,903	10,146
Total assets	$570,067	$604,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,749	$15,374
Accrued liabilities	14,292	19,424
Operating lease liabilities, current	2,681	2,227
Deferred revenue, current, and other	4,869	6,901
Total current liabilities	36,591	43,926

Convertible note, non-current, net	84,357	84,034
Notes payable	13,515	15,900
Deferred revenue, non-current	3,603	3,854
Operating lease liabilities, non-current	4,713	3,509
Deferred tax liability	15,436	12,667
Other liabilities	3,953	4,328
Total liabilities	162,168	168,218

Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, respectively, none issued or outstanding	—	—
Public common stock, $0.01 par value, 20,000,000 shares authorized, 10,824,291 and 10,712,347 shares issued and outstanding, respectively	108	107
Additional paid-in capital	593,140	579,354
Accumulated other comprehensive (loss) income	(21,037)	5,037
Accumulated deficit	(164,312)	(148,644)
Total stockholders' equity	407,899	435,854
Total liabilities and stockholders' equity	$570,067	$604,072

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$61,492	$60,240	$190,969	$185,671
Cost of revenue	34,616	34,996	107,621	107,685
Gross profit	26,876	25,244	83,348	77,986

Operating expenses:
Selling and marketing	11,280	10,785	35,042	34,141
Research and development	2,382	1,955	17,164	5,089
General and administrative	13,885	14,937	48,811	40,867
Total operating expenses	27,547	27,677	101,017	80,097
Operating loss	(671)	(2,433)	(17,669)	(2,111)
Interest and other expense (income), net	241	(30)	1,080	1,075
Net loss before taxes and equity in losses of unconsolidated affiliates	(912)	(2,403)	(18,749)	(3,186)
Income tax (benefit) expense:
Current income tax expense (benefit)	235	(63)	450	614
Deferred income tax benefit	(1,069)	(750)	(4,625)	(4,043)
Total income tax benefit	(834)	(813)	(4,175)	(3,429)

Net (loss) income before equity in losses of unconsolidated affiliates	(78)	(1,590)	(14,574)	243
Equity in losses of unconsolidated affiliates	(358)	(308)	(1,094)	(837)
Net loss attributable to Heska Corporation	$(436)	$(1,898)	$(15,668)	$(594)

Basic loss per share attributable to Heska Corporation	$(0.04)	$(0.19)	$(1.52)	$(0.06)
Diluted loss per share attributable to Heska Corporation	$(0.04)	$(0.19)	$(1.52)	$(0.06)

Weighted average outstanding shares used to compute basic loss per share attributable to Heska Corporation	10,368	10,195	10,330	9,949
Weighted average outstanding shares used to compute diluted loss per share attributable to Heska Corporation	10,368	10,195	10,330	9,949

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Heska Corporation	$(436)	$(1,898)	$(15,668)	$(594)
Other comprehensive loss:
Translation adjustments and losses from intra-entity transactions	(11,645)	(3,431)	(26,074)	(6,962)
Comprehensive loss attributable to Heska Corporation	$(12,081)	$(5,329)	$(41,742)	$(7,556)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2021 and 2022	Shares	Amount	Shares	Amount
Balances, June 30, 2021	—	$—	10,646	$106	$569,214	$10,638	$(146,192)	$433,766
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(1,898)	(1,898)
Issuance of common stock, net of shares withheld for employee taxes	—	—	55	1	1,000	—	—	1,001
Stock-based compensation	—	—	—	—	5,404	—	—	5,404
Other comprehensive loss	—	—	—	—	—	(3,431)	—	(3,431)
Balances, September 30, 2021	—	$—	10,701	$107	$575,618	$7,207	$(148,090)	$434,842

Balances, June 30, 2022	—	$—	10,800	$108	$590,447	$(9,392)	$(163,876)	$417,287
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(436)	(436)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	24	—	372	—	—	372
Stock-based compensation	—	—	—	—	2,321	—	—	2,321
Other comprehensive loss	—	—	—	—	—	(11,645)	—	(11,645)
Balances, September 30, 2022	—	$—	10,824	$108	$593,140	$(21,037)	$(164,312)	$407,899

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2021 and 2022	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(594)	(594)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	284	3	2,764	—	—	2,767
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	14,861	—	—	14,861
Other comprehensive loss	—	—	—	—	—	(6,962)	—	(6,962)
Balances, September 30, 2021	—	$—	10,701	$107	$575,618	$7,207	$(148,090)	$434,842

Balances, December 31, 2021	—	$—	10,712	$107	$579,354	$5,037	$(148,644)	$435,854
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(15,668)	(15,668)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	112	1	(2,385)	—	—	(2,384)
Stock-based compensation	—	—	—	—	12,311	—	—	12,311
Equity contingent consideration	—	—	—	—	3,860	—	—	3,860
Other comprehensive loss	—	—	—	—	—	(26,074)	—	(26,074)
Balances, September 30, 2022	—	$—	10,824	$108	$593,140	$(21,037)	$(164,312)	$407,899

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss attributable to Heska Corporation	$(15,668)	$(594)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	10,327	10,084
Non-cash impact of operating leases	2,012	1,582
Deferred tax benefit	(4,625)	(4,043)
Stock-based compensation	12,311	14,861
Change in fair value of contingent consideration	(315)	(744)
Provision for credit losses on convertible note receivable	3,499	—
Equity in losses of unconsolidated affiliates	1,094	837
Accretion of discounts and issuance costs	29	48
Other losses (gains), net	1,233	1,057
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	801	5,504
Inventories	(12,710)	(9,286)
Lease receivables	(5,152)	(3,528)
Other assets	(710)	(3,357)
Accounts payable	268	(2,913)
Other liabilities	(11,045)	(4,236)
Net cash (used in) provided by operating activities	(18,651)	5,272
Cash flows from investing activities:
Acquisition of Lacuna, net of cash acquired	—	(3,882)
Acquisition of VetZ, net of cash acquired	(28,956)	—
Acquisition of Biotech, net of cash acquired	—	(16,250)
Acquisition of BiEssA, net of cash acquired	—	(4,513)
Promissory note receivable issuance	(4,700)	(9,000)
Purchases of property and equipment	(1,600)	(993)
Proceeds from disposition of property and equipment	—	42
Net cash used in investing activities	(35,256)	(34,596)
Cash flows from financing activities:
Payment of stock issuance costs	—	(314)
Proceeds from issuance of common stock	2,840	168,770
Payments for taxes related to shares withheld for employee taxes	(5,224)	(1,503)
Repayments of other debt	(158)	(821)
Payments on Notes Payable	(2,385)	—
Net cash (used in) provided by financing activities	(4,927)	166,132
Foreign exchange effect on cash and cash equivalents	(3,666)	(242)
Net (decrease) increase in cash and cash equivalents	(62,500)	136,566
Cash and cash equivalents, beginning of period	223,574	86,334
Cash and cash equivalents, end of period	$161,074	$222,900

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$2,070	$3,678
Contingent consideration for acquisitions	$3,860	$3,290
Notes payable	$—	$15,900
Indemnity holdback and net working capital adjustment for acquisitions	$1,420	$346
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
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of our operations and statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021.
The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future period, particularly in light of the COVID-19 pandemic and its effects on the domestic and global economies as described below. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and other financial information filed with the SEC.
Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions will return to pre-pandemic levels; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our financial instruments at September 30, 2022 and December 31, 2021 were (in thousands):

	Total	Level 1	Level 2	Level 3
2022
Financial Assets
Money market fund	$120,000	$120,000	$—	$—
Convertible note receivable embedded derivative	355	—	—	355
Promissory note receivable derivative	337	—	—	337
Financial Liabilities
BiEsseA contingent consideration	1,639	—	—	1,639
Balances, September 30, 2022	$122,331	$120,000	$—	$2,331

2021	Total	Level 1	Level 2	Level 3

Financial Assets
Convertible note receivable embedded derivative	$888	$—	$—	$888
Promissory note receivable embedded derivative	337	—	—	337
Financial Liabilities
BiEsseA contingent consideration	2,334	—	—	2,334
Balances, December 31, 2021	$3,559	$—	$—	$3,559
The Company's financial assets based upon Level 3 inputs include embedded derivatives relating to its notes receivable. The Company determined the redemption features of its convertible note receivable represent an embedded derivative. The estimated fair value of the embedded derivative asset is evaluated through Level 3 inputs using a probability-weighted scenario analysis. The Company determined the warrant associated with its promissory note receivable represents a derivative. The estimated fair value of the derivative asset is evaluated through Level 3 inputs, using an enterprise valuation model. For additional information regarding the Company's notes receivable and derivatives, refer to Note 17, Notes Receivable.
The estimated fair value of the Company's 3.75% Convertible Senior Notes due in 2026 (the "Notes"), is disclosed at each reporting period and is evaluated through Level 2 inputs with consideration of quoted market prices in less active markets. For additional information regarding the Company's accounting treatment for the issuance of the Notes, refer to Note 16, Convertible Notes.
The Company's financial liabilities based upon Level 3 inputs include contingent consideration arrangements and notes payable relating to its acquisitions of Lacuna Diagnostics, Inc. ("Lacuna"), BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”), and Biotech Laboratories U.S.A. LLC ("Biotech"). The Company is obligated to pay contingent consideration payments of $2.0 million in connection with the Lacuna acquisition based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the Lacuna contingent consideration was $0 as of both December 31, 2021 and September 30, 2022. The Company is obligated to pay contingent consideration payments of $2.6 million in connection with the BSA acquisition based on the achievement of certain revenue metrics within three annual periods after 2021. The Company is obligated to pay contingent notes of up to $17.5 million in connection with the Biotech acquisition based on the achievement of certain product development milestones

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

or at a predetermined date in the future, of which $14.9 million was outstanding as of September 30, 2022. Refer to Note 3, Acquisitions and Related Party Items for further discussion.
The fair value of our contingent consideration and notes payable arrangements are determined based on a probability-weighted outcome analysis. The fair value of the contingent consideration and notes payable liabilities associated with future payments were based on several factors, the most significant of which are the financial and product development performance of the acquired businesses. For the contingent consideration liabilities, the Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire. Changes in fair value are recorded in the Condensed Consolidated Statements of Loss within General and administrative expenses. The note payable associated with the Biotech acquisition is not adjusted to fair value each period.
The following table presents the changes of our Level 3 assets and liabilities as of September 30, 2022 (in thousands):

	Derivative Assets		Contingent Consideration Liability
	Convertible note receivable	Promissory note receivable	BSA
Balances, December 31, 2021	$888	$337	$2,334
Acquisition value	—	—	—
Cash payments	—	—	—
Changes in fair value	(533)	—	(315)
Foreign currency impact	—	—	(380)
Balances, September 30, 2022	$355	$337	$1,639
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

The Company may enter into contracts that represent a bill-and hold-arrangement, under which the Company bills a customer for product but retains physical possession of the product until some future point in time. For bill-and-hold arrangements, the Company recognizes revenue when control of the product transfers to the customer in accordance with the additional criteria in ASC 606-10-55-83.

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

Refer to Note 18 for further detail regarding the Company's reportable segments.

The following table summarizes our segment revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America revenue:
POC lab instruments & other	$3,630	$3,547	$11,821	$10,017
POC lab consumables	19,711	17,694	58,685	53,942
POC imaging & informatics	7,688	7,433	19,641	21,222
PVD	5,343	4,297	16,758	17,370
OVP	3,957	4,838	11,702	13,063
Total North America revenue	$40,329	$37,809	$118,607	$115,614
International revenue:
POC lab instruments & other	$3,698	$3,800	$11,269	$10,801
POC lab consumables	9,381	11,223	31,621	35,383
POC imaging & informatics	7,243	5,849	26,787	19,783
PVD	841	1,559	2,685	4,090
Total International revenue	$21,163	$22,431	$72,362	$70,057
Total revenue	$61,492	$60,240	$190,969	$185,671

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

As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $200.6 million. As of September 30, 2022, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2022 (remaining)	$12,620
2023	48,180
2024	43,058
2025	36,803
2026	31,678
Thereafter	28,296
$200,635

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in "Other current assets" and "Other non-current assets" on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of September 30, 2022 were $1.6 million and $5.3 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2021 were $1.5 million and $5.1 million for current and non-current assets, respectively, shown net of related unearned interest. The increase in contract assets for the nine-month period ended September 30, 2022 is primarily related to additional contract assets recorded for contracts with a free term, partially offset by payments received.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 30, 2022 and December 31, 2021, contract liabilities were $7.7 million and $9.6 million, respectively, and are included within "Deferred revenue, current, and other" and "Deferred revenue, non-current" in the accompanying Condensed Consolidated Balance Sheets. The decrease in the contract liability balance during the nine-month period ended September 30, 2022 is attributable to approximately $7.9 million of revenue recognized during the period and an exchange rate impact of $0.4 million, partially offset by approximately $5.5 million of additional deferred sales in 2022, and the acquisition of VetZ contract liabilities of approximately $0.9 million. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

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

The Company's preliminary estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition. Purchase accounting for the transaction is still open as we finalize annual tax accounting at the subsidiary level. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. A decrease in the fair value of assets acquired or an increase in the fair value of liabilities assumed in the acquisition from those valuations would result in a corresponding increase in the amount of goodwill from the acquisition.

Intangible assets acquired, amortization method and estimated useful life as of January 3, 2022, were as follows (dollars in thousands):

	Weighted- Average Useful Life	Amortization Method	Fair Value
Customer relationships	12 years	Straight-line	$12,941
Trade name	8 years	Straight-line	1,816
Developed technology	4.3 years	Straight-line	3,747
Total intangible assets acquired			$18,504

VetZ generated net revenue of $9.0 million and a net loss of $1.5 million for the period from January 3, 2022 to September 30, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company incurred acquisition related costs of approximately $0 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, which are included within general and administrative expenses on our Condensed Consolidated Statements of Loss.

Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue, net	$63,085	$194,148
Net (loss) income before equity in losses of unconsolidated affiliates	$(1,230)	$1,257
Net (loss) income attributable to Heska Corporation	$(1,538)	$420

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

In conjunction with the acquisition, the Company entered into various put and call options which are classified on the Condensed Consolidated Balance Sheets as Notes Payable. The written put options can be exercised after June 30, 2024, at a valuation identical to the initial purchase price. The written call options can be exercised at any time prior to June 30, 2026, at an amount equal to two times the initial valuation or after June 30, 2026, at a valuation identical to the initial purchase price. Additionally, if certain product development milestones are met, the shares may be exercised in various tranches at two times the initial valuation. The Company evaluated the put and call options embedded in the shares representing the non-controlling interest under the guidance in ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability because the fixed price of the put and call options are identical starting after June 30, 2026. As a result, the Company recorded the transaction as a financing arrangement of the purchase of the non-controlling interest, and will record 100% of the income and loss of Biotech in our Condensed Consolidated Statements of Loss. The options were not redeemable as of the acquisition date. As of the period ending September 30, 2022, one of the product development milestones was achieved. The Company made a payment of $2.6 million, $2.4 million was a reduction to Notes Payable and $0.2 million was related to interest expense. The Company acquired an additional 5.25% interest for a majority interest ownership of 70.25%. The counterparty owns the remaining minority interest of 29.75%. The estimated fair value of the Notes Payable at the acquisition date of $15.9 million is inclusive of the probability weighted outcomes of the options described herein and was determined using Level 3 inputs. As of the period ending September 30, 2022, the remaining value of the Notes Payable is $13.5 million.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of September 1, 2021. The total purchase consideration is subject to customary working capital adjustments, which were finalized as of September 1, 2022.

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

As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.5 million based on the achievement of certain performance metrics within three annual periods after 2021, each of which can pay up to one third of the total earn-out. The fair value of the contingent consideration was $2.3 million as of the acquisition date and as of December 31, 2021, and subsequently decreased to $1.6 million as of September 30, 2022.

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

Per the tax indemnification included in the purchase agreement of BSA, the seller has indemnified the Company for $0.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2025. As of September 30, 2022, approximately $0.4 million of the indemnification agreement remains outstanding.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lacuna Acquisition

On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. $0.3 million of the $0.4 million indemnification holdback was released during the quarter ended September 30, 2022. As of September 30, 2022, $0.0 million of the indemnification holdback remains outstanding. As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million, and subsequently decreased to $0 as of September 30, 2022 and December 31, 2021.

The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in $4.2 million of goodwill, primarily related to expanded opportunities with our offerings. All of the goodwill is allocated to the North America segment and is not tax deductible for income tax purposes.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of February 1, 2021. The total purchase consideration is subject to customary working capital adjustments, which were finalized as of February 1, 2022.

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

Other Related Party Activities

In connection with the VetZ acquisition, the Company entered into a related party building lease agreement with the former owners, who are now employees of the Company. The Company recorded operating lease expense of $47 thousand and $199 thousand related to this lease for the three and nine months ended September 30, 2022, respectively. The right-of-use asset and lease liability related to the building lease were approximately $2.2 million and $2.2 million as of September 30, 2022, respectively.

Prior to the closing of the VetZ acquisition, the former owners who are now employees of the Company purchased vehicles and bicycles from VetZ. As of January 3, 2022, a receivable of approximately $165 thousand was included in the preliminary purchase price allocation related to these transactions. These receivables were settled in full on January 7, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	September 30, 2022	December 31, 2021
Equity method investment	$1,312	$2,406
Non-marketable equity security investment	3,018	3,018
Investments in unconsolidated affiliates	$4,330	$5,424
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of September 30, 2022, the Company's ownership interest in the business was 26.0%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net (loss) income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Loss. The Company has a note receivable from the equity method investee. Refer to Note 17, Notes Receivable, for additional details.
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
On September 9, 2022, the Company entered into an agreement among the Company, MBio Merger Sub ("Merger Sub"), a wholly owned subsidiary of the Company, MBio Diagnostics, Inc., d/b/a LightDeck Diagnostics ("LightDeck"), and Shareholder Representative Services LLC, whereby the Company, Merger

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sub and LightDeck enter into a business combination transaction pursuant to which Merger Sub will merge with and into LightDeck, Merger Sub will cease to exist and LightDeck will become a wholly owned subsidiary of the Company for approximately $38.7 million, in a mix of cash and debt forgiveness, subject to working capital and other adjustments. The merger is expected to close in the first half of 2023, subject to customary closing conditions. If the merger has not been consummated by July 15, 2023, each of the Company and LightDeck may terminate the Agreement.
The Company evaluated the investment in LightDeck as well as a First Promissory Note and Second Promissory Note, discussed in Note 17, to determine whether they meet the requirement for consolidation within the Variable Interest Entity ("VIE") and Voting Interest Entity ("VOE") models. In accordance with both the VIE and VOE models, it was concluded that while the Company does have a variable interest in the Investee, the Company does not assert control over the investee and therefore should not consolidate their financial results prior to closing a merger transaction.
5.    INCOME TAXES

The Company's total income tax benefit for our (loss) income before income taxes were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes and equity in losses of unconsolidated affiliates	$(912)	$(2,403)	$(18,749)	$(3,186)
Total income tax benefit	$(834)	$(813)	$(4,175)	$(3,429)

There were cash payments for income taxes, net of refunds, of $1.0 million and $2.4 million for the three and nine months ended September 30, 2022, respectively, and there were cash payments of $0.4 million and $1.6 million, respectively, for income taxes for the three and nine months ended September 30, 2021. The Company had a tax benefit of $0.8 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, compared to the tax benefit of $0.8 million and $3.4 million for the three and nine months ended September 30, 2021, respectively. The increase in tax benefit in the nine month period is due to an increased loss for financial reporting purposes. The Company recognized $0.2 million in excess tax expense related to employee share-based compensation for the three months ended September 30, 2022, compared to $0.7 million excess tax benefit recognized for the three months ended September 30, 2021. The Company recognized $0.3 million in excess tax benefits related to employee share-based compensation for the nine months ended September 30, 2022, compared to $1.7 million for the nine months ended September 30, 2021.

As of December 31, 2021, the Company had a deferred tax asset of approximately $5.7 million from net operating losses and tax credits. The Company has a valuation allowance recorded on statutory deferred tax assets in Germany and a partial valuation allowance recorded on state net operating losses in the US. In the third quarter, the Company forecasts an increase of approximately $0.9 million of the valuation allowance through the annual effective tax rate used to estimate income tax expense. The increase is due to forecasted future financial losses in Germany. After the increase, the net valuation allowance is forecasted to be approximately $3.7 million as of December 31, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$6,810	$5,198
Finance	Property and equipment, net	1,368	1,650
Total Lease Assets		$8,178	$6,848

Liabilities
Operating	Operating lease liabilities, current	$2,681	$2,227
	Operating lease liabilities, non-current	4,713	3,509
Finance	Deferred revenue, current, and other	127	200
	Other liabilities	290	331
Total Lease Liabilities		$7,811	$6,267

Lessor Accounting

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales-type lease revenue	$3,785	$3,086	$10,838	$8,212
Sales-type lease cost of revenue	3,145	2,417	8,972	6,378
Profit recognized at commencement for sales-type leases	$640	$669	$1,866	$1,834

Operating lease income	$400	$514	$1,286	$1,655

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Heska Corporation	$(436)	$(1,898)	$(15,668)	$(594)

Basic weighted-average common shares outstanding	10,368	10,195	10,330	9,949
Dilutive effect of stock options and restricted stock	—	—	—	—
Diluted weighted-average common shares outstanding	10,368	10,195	10,330	9,949

Basic loss per share attributable to Heska Corporation	$(0.04)	$(0.19)	$(1.52)	$(0.06)
Diluted loss per share attributable to Heska Corporation	$(0.04)	$(0.19)	$(1.52)	$(0.06)

The following potentially outstanding common shares from convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible Senior Notes	996	996	996	996
Stock options and restricted stock	229	404	272	381
	1,225	1,400	1,268	1,377

As more fully described in Note 16, the Convertible Senior Notes (the "Notes") are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. The Company early adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three and nine months ended September 30, 2022, and the three and nine months ended September 30, 2021, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net earnings per share because the effect was anti-dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the nine months ended September 30, 2022 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2021	$65,535	$53,291	$118,826
Goodwill attributable to acquisitions (subject to change)	—	22,148	22,148
Measurement period adjustment to prior year acquisition	(17)	—	(17)
Foreign currency adjustments	(737)	(10,260)	(10,997)
Carrying amount, September 30, 2022	$64,781	$65,179	$129,960

Other intangibles consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$52,857	$(13,775)	$39,082	$47,629	$(11,145)	$36,484
Developed technology	18,807	(5,572)	13,235	15,633	(3,218)	12,415
Trade names	1,672	(251)	1,421	223	(166)	57
Intangible assets not subject to amortization:
Trade names	6,697	—	6,697	7,749	—	7,749
Total intangible assets	$80,033	$(19,598)	$60,435	$71,234	$(14,529)	$56,705

Amortization expense was $1.4 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021 the amortization expense was $5.4 million and $4.6 million, respectively. During the three months ended September 30, 2022, the Company impaired customer relationship and trade name intangible assets as a result of entity rationalization due to acquisition activity. Impairment expense of $0.2 million was recorded to Sales and marketing within operating expenses.
The remaining weighted-average amortization period for intangible assets is approximately 7.8 years.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to intangibles for each of the five years from 2022 (remaining) through 2026 and thereafter is as follows (in thousands):

Year Ending December 31,
2022 (remaining)	$2,133
2023	7,987
2024	7,405
2025	7,365
2026	7,005
Thereafter	21,843
Total amortization related to finite-lived intangible assets	$53,738
Intangible assets not subject to amortization	6,697
Net intangible assets	$60,435

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$2,029	$2,959
Building	10,787	11,288
Machinery and equipment	38,218	39,851
Office furniture and equipment	2,145	1,732
Computer hardware and software	5,332	5,285
Leasehold and building improvements	10,878	10,796
Construction in progress	653	286
Property and equipment, gross	70,042	72,197
Less accumulated depreciation	(38,983)	(38,784)
Total property and equipment, net	$31,059	$33,413
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of September 30, 2022 and December 31, 2021, was $16.0 million and $15.1 million, respectively, before accumulated depreciation of $6.3 million and $5.8 million, respectively.
Depreciation expense was $1.4 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$19,392	$16,094
Work in process	3,474	3,656
Finished goods	34,611	29,611
Total inventories	$57,477	$49,361

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.
11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and employee benefits	$6,623	$9,392
Inventory in transit	2,206	1,605
Accrued taxes	1,672	3,574
Interest accrual on Notes	111	1,464
Other	3,680	3,389
Total accrued liabilities	$14,292	$19,424
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
During the nine months ended September 30, 2022, the Company granted the following restricted stock awards and restricted stock units:

	Nine Months Ended September 30, 2022
	Awards/Units Granted	Weighted-Average Grant Date Fair Value (per award/unit)
Restricted stock awards	76,941	$116.65
Restricted stock units	25,853	$101.34
We valued the restricted stock awards and restricted stock units related to service and/or Company performance targets based on grant date fair value and will expense over the requisite service period when achievement of those conditions is deemed probable.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2021	$(279)	$1,974	$3,342	$5,037
Current period other comprehensive loss	—	(14,007)	(12,067)	(26,074)
Balances at September 30, 2022	$(279)	$(12,033)	$(8,725)	$(21,037)
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.
14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to repair or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.4 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively, included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

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

As of September 30, 2022, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition, or operating results.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Global Supply and Licensing Agreement

On March 28, 2022, the Company entered into a global supply and licensing agreement with VolitionRx Limited (“Volition”) to adapt and commercialize the Nu.Q® Vet Cancer Screening Test at the point of care for canines and felines on Heska’s technology. On March 30, 2022, the Company made an upfront milestone payment of $10 million to Volition in exchange for exclusive rights to develop the Nu.Q® Vet Cancer Screening Test for the point of care and non-exclusive rights for central reference lab testing. The $10 million payment was expensed to Research and development on the Condensed Consolidated Statements of Loss for the nine months ended September 30, 2022. The Company is obligated to pay an additional $13 million on or before December 31, 2024, if certain milestones are met, or to obtain an extended timeline to meet those milestones. If those milestones are not met by the agreed upon extension, the agreement may be terminated. However, if the $13 million milestones are met, the agreement will have a total term of 22 years for exclusivity in point of care testing. If the first milestones are met and the agreement does not terminate, there will be another $5 million payment due upon the achievement of an additional milestone within the remaining term of the agreement. These potential future milestone payments have not yet been accrued, as the Company has not deemed them probable at this time.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements. Refer to Note 4 for discussion of our variable interest entity.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases through 2030 in the aggregate amount of $105.0 million as of September 30, 2022.
15.    INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$(857)	$(479)	$(1,917)	$(1,335)
Interest expense	1,172	918	3,028	2,760
Other (income) expense, net	(74)	(469)	(31)	(350)
Total interest and other expense (income), net	$241	$(30)	$1,080	$1,075
Cash paid for interest for the three months ended September 30, 2022 and 2021 was $1.6 million and $1.6 million, respectively. Cash paid for interest for the nine months ended September 30, 2022 and 2021 was $3.8 million and $3.3 million, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    CONVERTIBLE NOTES

Convertible Notes

On September 17, 2019, the Company issued $86.25 million aggregate principal amount of 3.750% Convertible Senior Notes due 2026 , which included the exercise in full of an $11.25 million purchase option, to certain financial institutions as the initial purchasers of the Notes (the "Initial Purchasers"). The Company pays interest on the Notes semiannually in arrears at a rate of 3.750% per annum on March 15 and September 15 of each year. The Notes are senior unsecured obligations of the Company. The Notes were issued pursuant to an Indenture, dated September 17, 2019, between the Company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Notes were approximately $83.7 million after deducting the Initial Purchasers' discounts and the offering expenses payable by the Company.

Refer to Note 16, Convertible Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's 2021 Form 10-K for further information on the Notes.

No portion of the Notes was converted during the nine months ended September 30, 2022 and the liability was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of September 30, 2022.
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

The following table summarizes the net carrying amount of the Notes (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(1,893)	(2,216)
Net carrying amount	$84,357	$84,034
Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense related to contractual coupon interest	$809	$809	$2,426	$2,426
Interest expense related to amortization of the debt discount	109	104	323	310
	$918	$913	$2,749	$2,736

As of September 30, 2022, the remaining period over which the unamortized discount will be amortized is 4 years.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated fair value of the Notes was $98.2 million and $194.3 million as of September 30, 2022 and December 31, 2021, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $72.92 on September 30, 2022, the if-converted value did not exceed the aggregate principal amount of the Notes.
17.    NOTES RECEIVABLE
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

The conversion of the Convertible Promissory Note is contingent upon certain events. Due to the convertible debt features included in the Convertible Promissory Note, it is not an equity security and is therefore not considered an additional investment in our Equity Method Investee. The Company accounted for the transaction as a note receivable, included in Related party convertible note receivable, net on the Consolidated Balance Sheets. The note receivable will be measured at amortized cost and evaluated for credit losses each reporting period. The Company determined that the redemption features described above met the definition of an embedded derivative that requires bifurcation from the note receivable host. The Company measured the redemption features at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Convertible Promissory Note using the effective interest method. The effective interest rate of the Convertible Promissory Note is 8.69%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Condensed Consolidated Statements of Loss. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in Interest and other (income) expense, net on the Condensed Consolidated Statements of Loss.
The following table summarizes the net carrying amount of the note receivable, including the unamortized discount and allowance for expected credit losses, as well as the fair value of the embedded derivative asset (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$6,650	$6,650
Unamortized discount	(425)	(672)
Allowance for expected credit losses	(3,565)	(67)
Net carrying amount	2,660	5,911
Embedded derivative asset	355	889
Related party convertible note receivable, net	$3,015	$6,800

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Promissory Notes

On February 1, 2021, one of the Company's equity investees (the "Investee"), which the Company accounts for as a non-marketable equity security, issued a Promissory Note to the Company (the “First Promissory Note”) with a principal amount of $9.0 million and a stated interest rate of 10.0% per annum that is payable monthly. The First Promissory Note has a maturity date of December 1, 2024 and provides for interest only payments through December 1, 2023. Beginning on January 1, 2024, the First Promissory Note requires repayment of the principal and interest over twelve consecutive monthly payments. As additional consideration, the Company was also issued a warrant to acquire securities of the Investee that expires December 31, 2034. On September 19, 2022, a second Promissory Note (the "Second Promissory Note") was issued to the Company with a principal amount of $4.7 million and a stated interest rate of 10.0% per annum that is payable on December 31, 2023. The Second Promissory Note has a maturity date of the earlier of December 31, 2023 and a merger transaction with the Investee. Refer to Note 4 for additional information on our equity investments and the agreement for a merger transaction.

The Company evaluated the accounting treatment of the warrant to acquire securities and determined it is a freestanding instrument that meets the definition of a derivative under ASC 815 and requires bifurcation from the note receivable host. The Company measured the warrant at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Promissory Note using the effective interest method. The effective interest rate of the Promissory Note is 10.99%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Condensed Consolidated Statements of Loss . The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other Interest and other expense, net on the Condensed Consolidated Statements of Loss .
The following table summarizes the carrying value of the notes receivable, including the unamortized discount and allowance for expected credit losses (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$13,700	$9,000
Unamortized discount	(206)	(254)
Allowance for expected credit losses	(298)	(298)
Promissory notes receivable from investee, net	$13,196	$8,448
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
Our Chief Operating Decision Maker ("CODM") evaluates segment performance and allocates resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of September 30, 2022, due to the acquisition of VetZ on January 3, 2022.
Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended September 30, 2022	North America	International	Total
Total revenue	$40,329	$21,163	$61,492
Cost of revenue	21,584	13,032	34,616
Gross profit	$18,745	$8,131	$26,876
Gross margin	46%	38%	44%
Operating income (loss)	$885	$(1,556)	$(671)

Three Months Ended September 30, 2021	North America	International	Total
Total revenue	$37,809	$22,431	$60,240
Cost of revenue	20,034	14,962	34,996
Gross profit	$17,775	$7,469	$25,244
Gross margin	47%	33%	42%
Operating loss	$(1,645)	$(788)	$(2,433)

Nine Months Ended September 30, 2022	North America	International	Total
Total revenue, net	$118,607	$72,362	$190,969
Cost of revenue	63,158	44,463	107,621
Gross profit	$55,449	$27,899	$83,348
Gross margin	47%	39%	44%
Operating loss	$(15,927)	$(1,742)	$(17,669)

Nine Months Ended September 30, 2021	North America	International	Total
Total revenue, net	$115,614	$70,057	$185,671
Cost of revenue	60,908	46,777	107,685
Gross profit	$54,706	$23,280	$77,986
Gross margin	47%	33%	42%
Operating loss	$(484)	$(1,627)	$(2,111)

Asset information by reportable segment as of September 30, 2022 is as follows (in thousands):

As of September 30, 2022	North America	International	Total
Total assets	$370,619	$199,448	$570,067

Asset information by reportable segment as of December 31, 2021 is as follows (in thousands):

As of December 31, 2021	North America	International	Total
Total assets	$441,234	$162,838	$604,072

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross profit margins, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 7, 2022 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
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
All of our products are ultimately sold primarily to or through veterinarians. In many cases, veterinarians will mark up their costs to their customers. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 79.9% and 20.1%, respectively, of revenue for the three months ended September 30, 2022 and 78.3% and 21.7%, respectively, for the nine months ended September 30, 2022. Revenue from direct sales and distribution relationships represented 72.3% and 27.7%, respectively, of revenue for the three months ended September 30, 2021 and 71.3% and 28.7%, respectively, for the nine months ended September 30, 2021.
Impact of COVID-19 Pandemic and Current Economic Environment

Beginning in the first quarter of 2020, to limit the spread of COVID-19, governments took various actions including the issuance of stay-at-home policies and social distancing procedures and guidelines, causing some businesses to adjust, reduce or suspend business and operating activities. Veterinary care is widely recognized as an "essential" service for pet owners, and veterinarians continued to deliver essential medical care for sick and injured pets. We are unable to predict with certainty the effects of the COVID-19 pandemic on our customers, suppliers and vendors, as well as the actions of governments, and when and to what extent normal economic and operating conditions will return to pre-pandemic levels; these effects may differ from those assumed in our projected estimates. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business, mainly in our ability to place new capital equipment, primarily under long-term contracts, as a result of any economic impact that may occur in the future.

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

With respect to foreign currency exchange rates, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. Refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk of this form 10-Q.

Our financial position remains strong as we have a cash balance of $161.1 million as of September 30, 2022. As a result, we have sufficient liquidity to sustain our operations. We will continue to actively seek opportunities that are consistent with our strategic direction, which may include a need to raise additional capital.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward.
The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Loss (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$61,492	$60,240	$190,969	$185,671
Gross profit	26,876	25,244	83,348	77,986
Operating expenses	27,547	27,677	101,017	80,097
Operating loss	(671)	(2,433)	(17,669)	(2,111)
Interest and other expense (income), net	241	(30)	1,080	1,075
Net loss before income taxes and equity in losses of unconsolidated affiliates	(912)	(2,403)	(18,749)	(3,186)
Income tax benefit	(834)	(813)	(4,175)	(3,429)
Net (loss) income before equity in losses of unconsolidated affiliates	(78)	(1,590)	(14,574)	243
Equity in losses of unconsolidated affiliates	(358)	(308)	(1,094)	(837)
Net loss attributable to Heska Corporation	$(436)	$(1,898)	$(15,668)	$(594)

Diluted loss per share attributable to Heska Corporation	$(0.04)	$(0.19)	$(1.52)	$(0.06)
Non-GAAP net income per diluted share(1)(2)	$0.41	$0.20	$1.02	$1.27

Adjusted EBITDA(1)	$6,331	$5,640	$20,998	$22,468
Net (loss) income margin(1)	(0.1)%	(2.6)%	(7.6)%	0.1%
Adjusted EBITDA margin(1)	10.3%	9.4%	11.0%	12.1%
(1) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income and Non-GAAP net income per diluted share to diluted loss per share attributable to Heska Corporation, the closest comparable GAAP measures, for each of the periods presented. Net (loss) income margin and adjusted

EBITDA margin are calculated as the ratio of net (loss) income before equity in losses of unconsolidated affiliates and adjusted EBITDA, respectively, to revenue.
(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,508 for the three months ended September 30, 2022 compared to 10,580 for the three months ended September 30, 2021 and 10,549 for the nine months ended September 30, 2022 compared to 10,321 for the nine months ended September 30, 2021.
Revenue
Total revenue increased 2.1% to $61.5 million for the three months ended September 30, 2022, compared to $60.2 million for the three months ended September 30, 2021. Total revenue increased 2.9% to $191.0 million for the nine months ended September 30, 2022, compared to $185.7 million for the nine months ended September 30, 2021. For the three months ended September 30, 2022, the increase in revenue is driven by a 12.4% increase in POC imaging & informatics, largely as a result of the acquisition of VetZ, increased consumable pricing and the introduction of Element AIM, partially offset by impacts from foreign exchange due to the weakening of the Euro. For the nine months ended September 30, 2022 the increase is driven by growth in POC imaging & informatics of 13.4% primarily as a result of our acquisition of VetZ. We also experienced a 10.9% growth in POC laboratory instruments as a result of the introduction of Element AIM and increased capital lease placements globally. Consumable price increases, particularly in North America, also contributed to the growth. These increases were partially offset by declines in PVD of 9.4%, as a result of decreased demand for the production of Tri-Heart, declines in OVP of 10.4% primarily due to timing of production, and impacts from foreign exchange due to the weakening of the Euro primarily impacting the POC product lines.
Gross Profit
Gross profit increased 6.5% to $26.9 million in the three months ended September 30, 2022, compared to $25.2 million in the three months ended September 30, 2021. Gross profit increased 6.9% to $83.3 million in the nine months ended September 30, 2022 compared to $78.0 million in the nine months ended September 30, 2021. Gross margin increased to 43.7% in the three months ended September 30, 2022, compared to 41.9% in the three months ended September 30, 2021. Gross margin increased to 43.6% in the nine months ended September 30, 2022, compared to 42.0% in the nine months ended September 30, 2021.The increases in both gross profit and gross margin percentage were due to higher sales of consumables relative to total sales, which are our highest margin products, further strengthened by product rationalization and transition effort within our international segment and overall annual price increases. The acquisition of VetZ also favorably impacted gross profit and gross margin.
Operating Expenses
Selling and marketing expenses were $11.3 million in the three months ended September 30, 2022, compared to $10.8 million in the three months ended September 30, 2021, an increase of 4.6%. Selling and marketing expenses were $35.0 million in the nine months ended September 30, 2022 compared to $34.1 million in the nine months ended September 30, 2021, an increase of 2.6%. The increase for the three months ended September 30, 2022 is driven by recent acquisitions, which are in line with management's expectations, and increased employee compensation costs, partially offset by lower stock-based compensation of $0.5 million and favorable foreign exchange impacts. The increase for the nine months ended September 30, 2022 is driven by the acquisition of VetZ of $2.3 million, increased travel and trade show expenses due to relaxing COVID restrictions and higher compensation costs, partially offset by lower stock compensation of $2.0 million and favorable foreign exchange impacts.

Research and development expenses increased to $2.4 million in the three months ended September 30, 2022, compared to $2.0 million in the three months ended September 30, 2021. Research and development expenses increased to $17.2 million in the nine months ended September 30, 2022, compared to $5.1 million in the nine months ended September 30, 2021. The variance for the three months ended September 30, 2022 is related to recent acquisitions, partially offset by lower stock-based compensation of $0.3 million. The increase for the nine months ended September 30, 2022 is primarily related to a $10.0 million payment for an exclusive global supply and licensing agreement to adapt and commercialize the Heska Nu.Q® vet cancer screening test, as well as increased costs associated with recent acquisitions.
General and administrative expenses decreased 7.0% to $13.9 million in the three months ended September 30, 2022, compared to $14.9 million in the three months ended September 30, 2021. General and administrative expenses increased 19.4% to $48.8 million in the nine months ended September 30, 2022, compared to $40.9 million in the nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 is driven by lower stock-based compensation costs due to changes in probability determinations of $2.3 million, lower short-term incentive costs and favorable foreign exchange impacts, partially offset by increased costs related to recent acquisitions (including non-recurring items). The increase for the nine months ended September 30, 2022 is driven by the $3.5 million provision for credit losses on a convertible note receivable, increased costs related to recent acquisitions (including non-recurring items), and increased cash compensation costs.
Interest and Other Expense, net
Interest and other expense, net, was $0.2 million in the three months ended September 30, 2022, compared to $30.0 thousand income in the three months ended September 30, 2021. Interest and other expense, net, was $1.1 million in both the nine months ended September 30, 2022 and September 30, 2021.
Income Tax Benefit
For the three months ended September 30, 2022, the Company had a total income tax benefit of $0.8 million, including $1.1 million of domestic deferred income tax benefit and $235 thousand of current income tax expense. In the three months ended September 30, 2021, the Company had a total income tax benefit of $0.8 million, including $0.8 million of domestic deferred income tax benefit and $63 thousand of current income tax expense. The Company recognized $0.2 million in excess tax expense related to employee share-based compensation in the three months ended September 30, 2022, compared to $0.7 million in excess tax benefit recognized in the three months ended September 30, 2021. For the nine months ended September 30, 2022 the Company had a total income tax benefit of $4.2 million, including $4.6 million of domestic deferred income tax benefit and $0.4 million of current income tax expense. In the nine months ended September 30, 2021, the Company had a total income tax benefit of $3.4 million, including $4.0 million of domestic deferred income tax benefit and $0.6 million of current income tax expense. The tax benefit for the 2022 period versus the 2021 period is due to an increased loss for financial reporting.
Net Loss Attributable to Heska Corporation
Net loss attributable to Heska was $0.4 million in the three months ended September 30, 2022, compared to $1.9 million in the three months ended September 30, 2021. Net loss attributable to Heska was $15.7 million in the nine months ended September 30, 2022, compared to $0.6 million in the nine months ended September 30, 2021. The change for the three months ended September 30, 2022 is due primarily to increases in revenue and gross profit. The change for the nine months ended September 30, 2022 is due to the $10 million licensing payment, the $3.5 million provision for credit losses on the convertible note receivable, increased cash compensation costs as well as non-recurring and recurring costs associated with recent acquisitions, partially offset by increases in revenue and gross profit.

Adjusted EBITDA
Adjusted EBITDA in the three months ended September 30, 2022 was $6.3 million (10.3% adjusted EBITDA margin), compared to $5.6 million (9.4% adjusted EBITDA margin) in the three months ended September 30, 2021. Adjusted EBITDA in the nine months ended September 30, 2022 was $21.0 million (11.0% adjusted EBITDA margin), compared to $22.5 million (12.1% adjusted EBITDA margin) in the nine months ended September 30, 2021. The increase in the three months ended September 30, 2022 is driven by increased revenue and gross profit, partially offset by increased recurring costs related to recent acquisitions, in line with management expectations. The decrease for the nine months ended September 30, 2022 is driven by increased recurring operating expenses related to acquisitions and higher cash compensation costs, partially offset by increased revenue and gross profit. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net loss (income), the closest comparable GAAP measure, for each of the periods presented.
Loss Per Share
Loss per share attributable to Heska was $0.04 per diluted share in the three months ended September 30, 2022 compared to loss of $0.19 per diluted share in the three months ended September 30, 2021. Loss per share attributable to Heska was $1.52 per diluted share in the nine months ended September 30, 2022, compared to loss of $0.06 per diluted share in the nine months ended September 30, 2021. For the three months ended September 30, 2022, the change is largely due to increased revenue and gross profit. For the nine months ended September 30, 2022, the loss is due to increased acquisition related, non-recurring items and extraordinary charges not indicative of ongoing operations, primarily the $10.0 million licensing payment, the $3.5 million provision for credit losses for a convertible note receivable as well as $0.5 million for the mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, as well as other increased operating expenses, partially offset by higher revenue and gross profit, as discussed above.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.41 per diluted share in the three months ended September 30, 2022 compared to income of $0.20 per diluted share in the three months ended September 30, 2021. Non-GAAP EPS was income of $1.02 per diluted share in the nine months ended September 30, 2022, compared to income of $1.27 per diluted share in the nine months ended September 30, 2021. The increase in the three months ended September 30, 2022 is driven by increased revenue and gross profit. The decrease in the nine months ended September 30, 2022 is primarily due to increased operating expenses, partially offset by higher revenue and profit. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.
Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), we also present EBITDA, adjusted EBITDA, adjusted EBITDA margin, and non-GAAP net income (loss) per diluted share, which are non-GAAP measures.
These measures should be viewed as a supplement to, not substitute for, our results of operations presented under U.S. GAAP. The non-GAAP financial measures presented may not be comparable to similarly titled measures of other companies because they may not calculate their measures in the same manner. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margin and non-GAAP net income per diluted share as key profitability measures, which are included in monthly or quarterly analyses of our operating results to our senior management team, our annual budget and related goal setting and other performance measurements. We believe these non-GAAP measures enhance our investors' understanding of our business performance and that not adjusting for the items included in the reconciliations below would hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses.
The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income(1)	$(78)	$(1,590)	$(14,574)	$243
Income tax benefit	(834)	(813)	(4,175)	(3,429)
Interest expense, net	315	439	1,111	1,425
Depreciation and amortization	3,501	3,404	10,327	10,084
EBITDA	$2,904	$1,440	$(7,311)	$8,323
Acquisition related and other non-recurring/extraordinary costs(2)	1,464	(896)	17,092	121
Stock-based compensation	2,321	5,404	12,311	14,861
Equity in losses of unconsolidated affiliates	(358)	(308)	(1,094)	(837)
Adjusted EBITDA	$6,331	$5,640	$20,998	$22,468
Net (loss) income margin(3)	(0.1)%	(2.6)%	(7.6)%	0.1%
Adjusted EBITDA margin(3)	10.3%	9.4%	11.0%	12.1%
(1) Net (loss) income used for reconciliation represents the "Net (loss) income before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $1.5 million charge and $17.1 million charge for the three and nine months ending September 30, 2022, and $0.9 million benefit and $0.1 million charge for the three and nine ending September 30, 2021. The costs for the three months ended September 30, 2022 are primarily related to acquisition costs. The costs for the nine months ended September 30, 2022 were incurred primarily as a result of the $3.5 million provision for credit losses for a convertible note receivable, the $0.5 million mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, and a $10.0 million licensing payment. The remainder of the costs in both periods were incurred as a result of acquisition related charges.

(3) Net (loss) income margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA, respectively, to revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP loss attributable to Heska per diluted share	$(0.04)	$(0.19)	$(1.52)	$(0.06)
Acquisition related and other non-recurring/extraordinary costs(1)	0.14	(0.08)	1.62	0.01
Amortization of acquired intangibles(2)	0.14	0.15	0.51	0.45
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.05	0.01	0.16	0.03
Stock-based compensation	0.22	0.51	1.17	1.44
Loss on equity investee transactions	0.03	0.03	0.10	0.08
Estimated income tax effect of above non-GAAP adjustments(4)	(0.13)	(0.23)	(1.02)	(0.68)
Non-GAAP net income per diluted share	$0.41	$0.20	$1.02	$1.27

Shares used in non-GAAP diluted per share calculations	10,508	10,580	10,549	10,321
(1) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $1.5 million charge and $17.1 million charge for the three and nine months ending September 30, 2022, and $0.9 million benefit and $0.1 million charge for the three and nine months ending September 30, 2021. The costs for the three months ended September 30, 2022 are primarily related to acquisition costs. The costs for the nine months ended September 30, 2022 were incurred primarily as a result of the $3.5 million provision for credit losses for a convertible note receivable, the $0.5 million mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, and a $10.0 million licensing payment. The remainder of the costs in both periods were incurred as a result of acquisition related charges.

(2) To exclude the effect of amortization of acquired intangibles of $1.4 million and $5.4 million in the three and nine months ended September 30, 2022, compared to $1.6 million and $4.6 million in the three and nine months ended September 30, 2021. These costs were incurred as part of the purchase accounting adjustments for recent acquisitions.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization of $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, compared to $0.1 million and $0.3 million in the three and nine months ended September 30, 2021.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition related, non-recurring and extraordinary costs (excluding items which are not deductible for tax of $0 and $0.1 million expense for the three and nine months ended September 30, 2022, respectively, compared to $0.7 million benefit and $0.6 million benefit for the three and nine months ended September 30, 2021, respectively), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax related to stock-based compensation of $0.2 million expense and $0.3 million benefit for the three and nine months ended September 30, 2022, respectively, compared to benefits of $0.7 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. This also includes the tax benefits related to R&D tax credit of $0.1 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, compared to $0 for each of the three and nine ended September 30, 2021 respectively. Adjusted effective tax rates are approximately 25% for both periods presented.
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
The North America segment represented approximately 65.6% and 62.1% of our revenue and the International segment represented approximately 34.4% and 37.9% of our revenue for the three and nine months ended September 30, 2022, respectively.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements Loss (in thousands).

North America Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
Point of Care laboratory:	$23,341	$21,241	$2,100	9.9%	$70,506	$63,959	$6,547	10.2%
Instruments & Other	3,630	3,547	83	2.3%	11,821	10,017	1,804	18.0%
Consumables	19,711	17,694	2,017	11.4%	58,685	53,942	4,743	8.8%
Point of Care imaging & informatics	7,688	7,433	255	3.4%	19,641	21,222	(1,581)	(7.4)%
PVD	5,343	4,297	1,046	24.3%	16,758	17,370	(612)	(3.5)%
OVP	3,957	4,838	(881)	(18.2)%	11,702	13,063	(1,361)	(10.4)%
Total North America revenue	$40,329	$37,809	$2,520	6.7%	$118,607	$115,614	$2,993	2.6%
North America Gross Profit	$18,745	$17,775	$970	5.5%	$55,449	$54,706	$743	1.4%
North America Gross Margin	46.5%	47.0%			46.8%	47.3%
North America Operating Income (Loss)	$885	$(1,645)	$2,530	NM	$(15,927)	$(484)	$(15,443)	NM
North America Operating Margin	2.2%	(4.4)%			(13.4)%	(0.4)%

North America segment revenue increased 6.7% to $40.3 million for the three months ended September 30, 2022, compared to $37.8 million for the three months ended September 30, 2021. The $2.5 million increase was driven by a 11.4% increase in POC laboratory consumables, mostly driven by price favorability, and a 24.3% increase in PVD primarily as a result of timing of raw materials for the production of Tri-Heart. This is partially offset by lower OVP sales of 18.2%, primarily driven by timing. North America segment revenue increased 2.6% to $118.6 million for the nine months ended September 30, 2022 compared to $115.6 million for the nine months ended September 30, 2021. The $3.0 million increase was driven by a 10.2% increase in POC laboratory instruments and consumables, in part driven by introduction of Element AIM, which was not present in the prior year period, as well as increased capital lease placements and favorable price on consumables due to annual price escalators. This is partially offset by lower POC imaging & informatics sales of 7.4% and lower OVP sales of 10.4%, partially due to timing.

Gross profit for the North America segment was $18.7 million compared to $17.8 million for the three months ended September 30, 2022 and 2021, respectively. Gross margin was 46.5% for the three months ended September 30, 2022, compared to 47.0% in the three months ended September 30, 2021. The increase in gross profit was driven by increased revenue, while the decrease in gross margin was driven by unfavorable product mix primarily related to our imaging product line as well as the impact of low margin Element AIM instrument placements, partially offset by higher consumable sales and pricing. Gross profit was $55.4 million for nine months ended September 30, 2022 compared to $54.7 million for the nine months ended September 30, 2021. Gross margin was 46.8% for the nine months ended September 30, 2022, compared to 47.3% for the nine months ended September 30, 2021. The increase in gross profit was driven by increased revenue while the decrease in gross margin was driven by unfavorable product mix primarily related to low margin Element AIM instrument placements in the current period and product mix within our OVP product line, partially offset by higher consumable margins.
North America had $0.9 million operating income and $15.9 million operating loss in the three and nine months ended September 30, 2022, compared to operating loss of $1.6 million and $0.5 million in the three and nine months ended September 30, 2021. The income in the three months ended September 30, 2022 is driven by increased revenue and gross profit, as well as lower operating costs, primarily driven by lower stock-based compensation. The loss in the nine months ended September 30, 2022 is due to increased operating expenses, primarily due to higher acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations including a $3.5 million provision for credit losses on a convertible note receivable, a $10.0 million licensing payment and higher cash-based compensation expenses, partially offset by increased revenue and gross profit as well as lower stock-based compensation.

International Segment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Dollar Change	% Change	2022	2021	Dollar Change	% Change
Point of Care laboratory:	$13,079	$15,023	$(1,944)	(12.9)%	$42,828	$46,184	$(3,356)	(7.3)%
Instruments & Other	3,698	3,800	(102)	(2.7)%	11,268	10,801	467	4.3%
Consumables	9,381	11,223	(1,842)	(16.4)%	31,560	35,383	(3,823)	(10.8)%
Point of Care imaging & informatics	7,243	5,849	1,394	23.8%	26,849	19,783	7,066	35.7%
PVD	841	1,559	(718)	(46.1)%	2,685	4,090	(1,405)	(34.4)%
Total International revenue	$21,163	$22,431	$(1,268)	(5.7)%	$72,362	$70,057	$2,305	3.3%
International Gross Profit	$8,131	$7,469	$662	8.9%	$27,899	$23,280	$4,619	19.8%
International Gross Margin	38.4%	33.3%			38.6%	33.2%
International Operating Loss	$(1,556)	$(788)	$(768)	(97.5)%	$(1,742)	$(1,627)	$(115)	(7.1)%
International Operating Margin	(7.4)%	(3.5)%			(2.4)%	(2.3)%

International segment revenue was $21.2 million compared to $22.4 million for the three months ended September 30, 2022 and 2021, respectively. The decrease is driven by unfavorable foreign exchange impact of $2.9 million, partially offset by the sales from the acquisition of VetZ within POC imaging & informatics. International segment revenue was $72.4 million compared to $70.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase for the nine months ended September 30, 2022 is primarily due to a $7.1 million increase in sales in POC imaging & informatics, which includes the acquisition of VetZ, partially offset by unfavorable foreign exchange impact of $7.3 million.
Gross profit for the International segment was $8.1 million compared to $7.5 million for the three months ended September 30, 2022 and 2021, respectively. Gross profit for the International segment was $27.9 million compared to $23.3 million for the nine months ended September 30, 2022 and 2021, respectively. Gross margin for the International segment was 38.4% for the three months ended September 30, 2022 compared to 33.3% for the three months ended September 30, 2021. Gross margin for the International segment was 38.6% for the nine months ended September 30, 2022, compared to 33.2% for the nine months ended September 30, 2021. The increase in gross profit and gross margin for both periods is driven by increased revenue, excluding foreign exchange impacts, as well as favorable product mix, particularly within POC laboratory consumables. The acquisition of VetZ also favorably impacted gross margin.

International segment operating loss was $1.6 million for the three months ended September 30, 2022, compared to $0.8 million for the three months ended September 30, 2021. International segment operating loss was $1.7 million for the nine months ended September 30, 2022, compared to $1.6 million for the nine months ended September 30, 2021. The increased operating loss for the three months ended September 30, 2022 is driven by increased operating expenses for the development of new technology related to the acquisition of VetZ; partially offset by higher gross profit. The increased operating loss for nine months ended September 30, 2022 is primarily driven by increased operating expenses for the development of new technology related to the acquisition of VetZ, partially offset by increased revenue and gross profit.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $161.1 million.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Dollar Change	% Change
Net cash (used in) provided by operating activities	$(18,651)	$5,272	$(23,923)	NM
Net cash used in investing activities	(35,256)	(34,596)	(660)	(1.9)%
Net cash (used in) provided by financing activities	(4,927)	166,132	(171,059)	NM
Foreign exchange effect on cash and cash equivalents	(3,666)	(242)	(3,424)	(1,414.9)%
(Decrease) increase in cash and cash equivalents	(62,500)	136,566	(199,066)	NM
Cash and cash equivalents, beginning of the period	223,574	86,334	137,240	159.0%
Cash and cash equivalents, end of the period	$161,074	$222,900	$(61,826)	(27.7)%
For the nine months ended September 30, 2022 and September 30, 2021, cash flow (used in) provided by operations was $(18.7) million and $5.3 million, respectively, which was primarily the result of (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Dollar Change	% Change
Net loss	$(15,668)	$(594)	$(15,074)	(2,537.7)%
Non cash expenses and other adjustments	25,565	23,682	1,883	8.0%
Change in accounts receivable	801	5,504	(4,703)	(85.4)%
Change in inventories, net	(12,710)	(9,286)	(3,424)	(36.9)%
Change in lease receivables	(5,152)	(3,528)	(1,624)	(46.0)%
Change in other assets	(710)	(3,357)	2,647	78.9%
Change in accounts payable	268	(2,913)	3,181	NM
Change in other liabilities	(11,045)	(4,236)	(6,809)	(160.7)%
Net cash (used in) provided by operating activities	$(18,651)	$5,272	$(23,923)	NM

For the nine months ended September 30, 2022 and September 30, 2021, cash flow used in investing activities was $35.3 million and $34.6 million, respectively, which was primarily used for (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Dollar Change	% Change
Acquisition of Biotech	$—	$(16,250)	$16,250	NM
Acquisition of VetZ, net of cash acquired	(28,956)	—	(28,956)	NM
Acquisition of Lacuna, net of cash acquired	—	(3,882)	3,882	NM
Acquisition of BiEssA, net of cash acquired	—	(4,513)	4,513	NM
Promissory note receivable issuance	(4,700)	(9,000)	4,300	47.8%
Purchases of property and equipment	(1,600)	(993)	(607)	(61.1)%
Proceeds from disposition of property and equipment	—	42	(42)	NM
Net cash used in investing activities	$(35,256)	$(34,596)	$(660)	(1.9)%
For the nine months ended September 30, 2022 and September 30, 2021, cash flow (used in) provided by financing activities was $(4.9) million and $166.1 million, respectively, which was the result of (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Dollar Change	% Change
Payment of preferred stock issuance costs	$—	$(314)	$314	NM
Proceeds from issuance of common stock	2,840	168,770	(165,930)	(98.3)%
Notes payable	(2,385)	—	(2,385)	NM
Payments for taxes related to shares withheld for employee taxes	(5,224)	(1,503)	(3,721)	(247.6)%
Repayments of other debt	(158)	(821)	663	80.8%
Net cash (used in) provided by financing activities	$(4,927)	$166,132	$(171,059)	N/M
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

Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $3.7 million negative impact for the nine months ended September 30, 2022 and a $0.2 million negative impact for the nine months ended September 30, 2021. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit, which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements. Refer to Note 4 for discussion of our variable interest entity.
Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of September 30, 2022, the Company had contractual purchase obligations for inventory purchases through 2030 in the aggregate amount of $105.0 million. Refer to Note 6, Leases in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a summary of lease obligations.
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
As of September 30, 2022, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Item 1A.Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 2022	—	$—	—	$—
August 2022	1,983	$92.95	—	$—
September 2022	417	$77.50	—	$—
	2,400	$90.27	—	$—

(1) Shares of Public Common Stock we purchased between July 1, 2022 and September 30, 2022 were solely for the cancellation of shares of stock withheld for related tax obligations.

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

2.4#++		Agreement and Plan of Merger dated September 9, 2022 by and among Heska Corporation, Mbio Merger Sub, Inc., Mbio Diagnostics, Inc. and Shareholder Representative Services LLC
2.5#		Amendment No. 1 to Agreement and Plan of Merger dated October 24, 2022 by and among Heska Corporation, Mbio Merger Sub, Inc., Mbio Diagnostics, Inc. and Shareholder Representative Services LLC
3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(11)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.10	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3.11	(10)	Amended and Restated Bylaws of the Registrant, as amended.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(11)	Filed with the Registrant’s S-3 on February 16, 2022, File Number 333-262795.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2022.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)