Form 10-K
period 2022-12-31
HESKA CORP
filed 2023-02-28
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                            ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                 ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $930,762,767 based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

10,876,018 shares of the Registrant's Public Common Stock, $.01 par value, were outstanding at February 16, 2023.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2023 Annual Meeting of Stockholders to be held on or about May 3, 2023.

HESKA, scil, ALLERCEPT, HemaTrue, Solo Step, Element DC, Element HT5, Element POC, Element i, Element i+, Element COAG, Element COAG+, Element DC5X and Element RC, Element RCX, Element RC3X, Element AIM, and scil vet, scil academy, scil vIP, scil ABC are registered trademarks of Heska Corporation. DRI-CHEM is a registered trademark of FUJIFILM Corporation. TRI-HEART is a registered trademark of Intervet Inc., d/b/a Merck Animal Health, formerly known as Schering-Plough Animal Health Corporation, which is a unit of Merck & Co., Inc., in the United States and is a registered trademark of Heska Corporation in other countries. Nu.Q is a registered trademark of Belgian Volition SPRL. This Annual Report on Form 10-K also refers to trademarks and trade names of other organizations.

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

-ii-

Statement Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K and include, among others, risks and uncertainties related to:

•our business is subject to risk based on global economic conditions, including inflationary pressures and lingering economic effects of the COVID-19 pandemic;
•the success of third parties in marketing our products;
•our reliance on third party suppliers and collaborative partners;
•our dependence on key personnel and increased human capital costs;
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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect the passage of time, any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as otherwise required by applicable securities laws. These forward-looking statements apply only as of the date of this Form 10-K or for statements incorporated by reference from our 2023 proxy statement on Schedule 14A, as of the date of the Schedule 14A.

PART I
Item 1. Business
Unless we state otherwise or the context otherwise requires, the terms "Heska," "we," "our," "us" and the "Company" refer to Heska Corporation and its consolidated subsidiaries.
Overview
We sell, manufacture, market and support diagnostic and specialty products and solutions for veterinary practitioners. Our portfolio includes point-of-care (“POC”) diagnostic laboratory instruments and consumables including rapid assay diagnostic products and digital cytology services; POC digital imaging diagnostic products; local and cloud-based data services; practice information management software (“PIMS”) and related software and support; reference laboratory testing; allergy testing and immunotherapy; heartworm preventive products; and vaccines. Our primary focus is on supporting companion animal veterinarians in providing care to their patients.

Our business is composed of two operating and reportable segments: North America and International. North America consists of the United States, Canada and Mexico. International consists of geographies outside of North America, primarily our operations in Germany, Italy, Spain, France, Switzerland, Australia and Malaysia. The Company's strategic focus on POC diagnostic laboratory and imaging products is included in both segments. The North America segment also includes the contract manufacturing of vaccines and pharmaceutical products and a small veterinary laboratory, and the International segment includes our PIMS business and veterinary laboratories.
For the year ended December 31, 2022, our North America and International segments represent approximately 60% and 40% of our total revenue, respectively.

Acquisitions have been, and we expect that they will continue to be, meaningful to our organization’s growth and results of operations. In 2020, we completed the acquisition of scil animal care company GmbH ("scil"). Like Heska, scil focuses on POC diagnostic solutions for companion animal veterinarians, primarily in Europe. The scil acquisition represented a key milestone in the Company's history, creating an international veterinary diagnostics company with leadership positions in key geographic markets including Germany, France, Italy, Spain, Canada, and Malaysia.

We believe that companion animal veterinarians look to us and other diagnostic providers to provide a portfolio of solutions for their varied diagnostic needs. The scil acquisition significantly expanded the geographies that we serve and our customer base with regard to our core offerings: POC laboratory and imaging diagnostic solutions. In addition, we have deployed capital to invest in other elements of our diagnostic portfolio further described under products and services and as follows:

•In 2021, we:

◦acquired BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”), based in Milan, Italy, which expanded our reference laboratory capabilities;

◦acquired 65% of the equity of Biotech Laboratories U.S.A. LLC ("Biotech"), a developer of rapid assay diagnostic testing. In 2022, we incrementally increased our ownership to 75.50%; and

◦acquired Lacuna Diagnostics, Inc. ("Lacuna”) to expand our diagnostic offering to include digital cytology services.

•On January 3, 2022, we acquired Veterinärmedizinisches Dienstleistungszentrum (VetZ) GmbH (“VetZ”). VetZ is a European leader in veterinary PIMS.

•On March 28, 2022, we entered into a Master License and Product Supply Agreement with Belgian Volition SRL to develop and commercialize a POC cancer screening and monitoring solution for dogs and cats under an exclusive arrangement.

•On January 3, 2023, the Company completed the acquisition of MBio Diagnostics, Inc., d/b/a LightDeck Diagnostics ("LightDeck"). The LightDeck acquisition represents a meaningful increase in our intellectual property portfolio as well as our manufacturing and research and development capabilities.
Major Products and Services
We offer a portfolio of veterinary POC (stationary and portable) laboratory diagnostic instruments for testing blood and other biological substances, for diagnostic imaging and for other uses, including those described below. We also market and sell consumable supplies and services for these instruments. Our portfolio of veterinary instruments includes the following:
POC Laboratory

Blood Chemistry. Element DC® Veterinary Chemistry Analyzer (the "Element DC") uses consumable, dry slide technology for blood chemistry and electrolyte analysis. The Element DC5x® Veterinary Chemistry Analyzer (the "Element DC5x"), launched during 2018, delivers faster run times, higher throughput, and allows simultaneous staging of five patient samples. The Element DCXTM Veterinary Chemistry Analyzer (the "Element DCX"), launched during 2021, is a chemistry analyzer that is positioned between the economical Element DC and the higher-capacity Element DC5x. The Element DC, Element DCX, and Element DC5x utilize the same consumable test slides. We are supplied with the Element DC, Element DCX, and Element DC5x, as well as the affiliated test slides and supplies under a contractual agreement with a single third-party supplier. These products are sold in the North America segment and Australia.

We also market and distribute the Element RC®, Element RCXTM, and Element RC3XTM compact chemistry systems that utilize load-and-go rotors (consumables) for blood chemistry and electrolyte analysis. Rotors of various test menus are available, providing results in some cases for up to 21 tests. We also market and distribute the scil Element DC®, compact chemistry system that utilizes load-and-go consumables for blood chemistry. We are supplied with the Element RC, the Element RCX, the Element RC3X, and the scil Element DC under contractual agreements with third-party suppliers. These products are sold and marketed in the International segment.

Hematology. The Element HT5® Hematology Analyzer (the "HT5") is a five-part hematology analyzer that measures key parameters such as white blood cell count, red blood cell count, platelet count and hemoglobin levels in animals, and it is sold in both the North America and International segments. We also market the scil Vet abc Plus +TM, a four-part hematology analyzer, in the International segment.

Blood Gases and Electrolytes. The Element POC® Blood Gas & Electrolyte Analyzer is a handheld, wireless analyzer which delivers rapid blood gas, electrolyte, metabolite and basic blood chemistry testing utilizing consumable test cards. We market this in the North America segment. In our International segment, mainly Europe, we market and sell Edan blood gas products.

Immunodiagnostics. The Element i+® Immunodiagnostic Analyzer (the "Element i+"), which launched during 2020, and as of January 3, 2023 is part of our proprietary product offering, utilizes patented fluorescence waveguide immunoassay technology with laser evanescent illumination for in-clinic detection of Total T4, Cortisol, Progesterone, cCRP and cTSH. The Element i+ analyzer system has capability to run multiplexed assays in a consumable microfluidic cartridge, offering potential future menu expansions in endocrine, inflammatory, infectious disease, and other diagnostic target areas. We anticipate launching our proprietary cancer screen on the Element i+ platform. We market this in both the North America and International segments. The Cube-VetTM is a compact benchtop analyzer used for the determination of various immunodiagnostic parameters sold throughout Europe.

Coagulation. The Element COAG® Veterinary Analyzer (the "Element COAG") is a compact cartridge-based system used for coagulation and specialty testing. We currently offer five consumable test cartridges on the Element COAG. The Element COAG+® Veterinary Analyzer is a lightweight, handheld, battery-powered, wifi-capable cartridge-based system used for coagulation testing. We market this in both the North America and International segments.

Urine and Fecal Diagnostics. The Element AIM® Veterinary Analyzer (the "Element AIM") is a novel, proprietary automated fecal and urine combination POC laboratory analyzer launched in 2021. The Element AIM analyzes images using artificial intelligence that can be presented for rapid viewing during the patient visit, eliminating manual sample processing and time-consuming microscopic slide review. Cloud image capture and continuous machine learning software capabilities allow identification, classification, and quantitation improvements. We market this in both the North America and International segments.

Digital Cytology. The HeskaView™ Telecytology service provides in-clinic automated microscopic slide scanning and computing equipment that is seamlessly integrated with an online, on-demand network of board-certified clinical pathologists available 24 hours a day, 7 days a week, 365 days a year in North America. Patient samples can be evaluated, and a comprehensive pathology report returned to the veterinarian quickly, expediting patient diagnosis and treatment and elevating overall patient care.

Rapid Assay Diagnostics. We sell rapid POC tests to detect antigens and antibodies associated with infectious and parasitic diseases of animals. The trūRapid™ line of lateral flow tests are single-use consumables that are fast, accurate, and convenient for veterinarians. There are over 20 different tests available for use, but only marketed in countries with respective regulatory approval, to detect antigens and antibodies for a variety of infectious and parasitic diseases. Both individual and multiplex tests are available to give clinics flexibility in testing options. trūRapids™ can be used on a variety of samples, including feces, whole blood, serum, or plasma.

POC Imaging and Informatics

Digital Radiography. We sell equipment, including digital radiography detectors and related accessories for use in digital radiography imaging diagnostics in both of our segments. With this hardware, we also provide licensed embedded software, support, data hosting, warranty and other services. CloudDRTM solutions bring digital radiography detectors, acquisition workstations and acquisition software together to produce, review, archive and share radiographic image studies for our veterinary customers. We also sell mobile digital radiography products, primarily for equine use, such as the Cuattro Hub, a mobile digital radiography acquisition console that is capable of operating as a general wireless x-ray imager and as the control and display for DentiPodTM, an intraoral dental sensor, and SonoPodTM, a wireless ultrasound.

Ultrasound Systems. We sell ultrasound products, including affiliated probes and peripherals, with varying features and corresponding price points from various suppliers in both of our segments.

Other Imaging Systems. We sell CT (computed tomography) and MRI (magnetic resonance imaging) products with varying features and corresponding price points in our International segment.

Diagnostic Data and Support. CloudbankTM is an automatic, secure, web-based image storage solution designed to interface with the imaging products we sell. HeskaView+TM is a Picture Archival and Communications Systems (PACS) for web or local viewing, reporting, planning and email sharing of studies on Internet-enabled devices, including personal computers, tablet devices and smartphones. SupportCloudTM is a support package including call center voice and remote diagnostics, recovery and other services, such as the provision of warranty-related loaner units. Access and operation between our imaging devices, CloudbankTM and SupportCloudTM is supported by the acquisition software used in the equipment we sell. The aforementioned solutions are available in both of our segments.

HeskaView and Heska’s Data Capture Utility (DCU) are PIMS applications for POC devices. The HeskaView software can be used as independent practice information reporting software for Heska analyzers. HeskaView and the DCU can be used as a middleware to bi-directionally connect Heska’s analyzers to a wide variety of veterinary PIMS platforms used throughout North America.

scil vIP® is software that enables connectivity for POC devices in our International segment. The software can be used as independent practice information software or as middleware to connect POC equipment to PIMS throughout Europe. It further provides a web interface allowing users to access the software easily.

VetZ is the name of our PIMS business. VetZ’s signature software offering is the “easyVET” product which is sold via license to veterinary practices and combines practice management, image management, communication and other functionality. VetZ also provides recurring support service (including updates, upgrades, and helpdesk) after sale. In addition, VetZ provides “easyIMAGE”, a PACS software package as part of easyVET as well as on a stand-alone basis, digital radiography systems (sourced from Heska), “vetsXL” which is connectivity software between veterinary practices and laboratory, insurance management and other providers to veterinary clinics, and “petsXL” which facilitates communication between veterinary clinics and pet owners. These software packages are offered primarily in Europe.

Heartworm Preventive Products

We have an agreement with Merck Animal Health granting Merck Animal Health the non-exclusive distribution and marketing rights for our canine heartworm prevention product, Tri-Heart® Plus Chewable Tablets, ultimately sold to or through veterinarians in the U.S. Tri-Heart Plus Chewable Tablets (ivermectin/pyrantel) are indicated for use as a monthly preventive treatment of canine heartworm infection and for treatment and control of ascarid and hookworm infections. We manufacture Tri-Heart Plus Chewable Tablets at our Des Moines, Iowa production facility.

Allergy Products and Services

Allergies are common in companion animals. Clinical symptoms of allergies are variable, but often manifest as persistent and serious skin disease in dogs and cats. Management of allergic disease is clinically problematic, as there are a large number of allergens that may give rise to these conditions. ALLERCEPT® Definitive Allergen Panels are used to determine the specific allergens to which an animal, such as a dog, cat or horse, is reacting. The test results often serve as the basis for prescription ALLERCEPT® Therapy Shots and ALLERCEPT® Therapy Drops. Our veterinary laboratories in Loveland, Colorado and Fribourg, Switzerland both offer blood testing using our ALLERCEPT® Definitive Allergen Panels.

Other Vaccines and Pharmaceuticals ("OVP")

We manufacture biological and pharmaceutical products for a number of other animal health companies in our facility in Des Moines, Iowa. We manufacture products for livestock and companion animals. Our offerings range from providing a portfolio of services which include research, licensing, production, labeling and packaging of products to providing any one of these services as needed by our customers, as well as validation support and distribution services.

We developed a line of bovine vaccines that are regulated by the U.S. Department of Agriculture ("USDA"). In January 2015, we signed a long-term Master Supply Agreement related to these vaccines with Elanco Animal Health, Inc. ("Elanco"), which terminates on June 17, 2023.
Marketing, Sales and Customer Support
The acceptance of our products and solutions by veterinarians is critical to our success. In both of our segments, we sell and market our core products and solutions to veterinarians through our internal marketing organization, our field sales organization, a telephone sales force and independent third-party distributors. In our North America segment, our OVP products are marketed and sold by third parties under third-party labels. We market and sell outside our key countries through third-party veterinary diagnostic laboratories and independent third-party distributors. As of December 31, 2022, our customer facing sales, installed base support and utilization organization consisted of 156 and 187 individuals in our North America and International segments, respectively.
Manufacturing

The majority of our revenue is derived from sales of products manufactured by third parties. Third parties manufacture our veterinary instruments, including affiliated consumables and supplies. Our acquisition of LightDeck represented an investment in our manufacturing capabilities. Following our acquisition of LightDeck, we own the manufacturing rights to the Element i+ analyzer and related consumables.

Our facility in Des Moines, Iowa is a USDA, Food and Drug Administration ("FDA") and Drug Enforcement Agency ("DEA") licensed biological and pharmaceutical manufacturing facility. This facility currently has the capacity to manufacture more than 50 million doses of vaccine each year. We expect that we will, for the foreseeable future, manufacture most, or all of our pharmaceutical and biological products at this facility. We currently manufacture our canine heartworm prevention product, our allergy treatment products and our OVP products at this facility.

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
Product Development
We are committed to providing innovative products to address the health needs of companion animals. We may obtain such products from external sources, third-party collaboration arrangements or internal research and development.

We are committed to identifying external product opportunities and creating business and technical collaborations that lead to high value veterinary products and solutions. We believe that our active participation in scientific networks and our reputation for investing in research enhance our ability to develop and acquire new products and solutions. Our acquisition of LightDeck expanded our internal research and development capabilities.
Intellectual Property

We rely upon various forms of intellectual property, including trade secrets, patents, trademarks, copyrights, know-how, continuing technological innovations, and licenses and other proprietary rights to develop and maintain our competitive position. Our various agreements with third party manufacturers for POC products provide obligations to protect our intellectual property, as well as intellectual property associated with our products. The proprietary technologies of our OVP products are primarily protected through trade secret protection of, for example, our manufacturing processes in this area.

We actively seek patent protection both in the U.S. and abroad. Our issued patent portfolios primarily relate to allergy and diagnostic technologies. As of December 31, 2022, we owned, co-owned or had rights to one issued U.S. patent expiring in April 2024 and had one pending U.S. patent application. Our corresponding foreign patent portfolio as of December 31, 2022 included one issued patent in Canada expiring in August 2024.

We also have obtained exclusive and non-exclusive licenses for numerous other patents held by academic institutions and for-profit companies. Our material licenses include our exclusive license to develop and commercialize the Nu.Q® POC cancer screening and monitoring solution for dogs and cats.
Seasonality

We do not experience significant seasonal fluctuations in our sales throughout the year.
Government Regulation

Although the majority of our revenue is from the sale of unregulated items, many of our products or products that we may develop are, or may be, subject to extensive regulation by governmental authorities in the U.S., including the USDA, FDA and the EPA and by similar agencies in other countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements can take several years to achieve, and the time needed to satisfy them may vary substantially, based on the type, complexity, and novelty of the product. Any product that we develop must receive all relevant regulatory approval or clearances, if required, before it may be marketed in a particular country. The following summarizes the major U.S. government agencies that regulate animal health products:

•USDA. Vaccines and certain single use, POC diagnostics are considered veterinary biologics and are therefore regulated by the Center for Veterinary Biologics, or CVB, of the USDA. The USDA licensing process involves the submission of several data packages. These packages include information on how the product will be manufactured, information on the efficacy and safety of the product in laboratory and target animal studies and information on performance of the product in field conditions.

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

After we have received regulatory licensing or approval for our products, numerous regulatory requirements typically apply. Among the conditions for certain regulatory approvals is the requirement that our manufacturing facilities or those of our third-party manufacturers may need to conform to current Good Manufacturing Practices or other manufacturing regulations, which include requirements relating to quality control and quality assurance as well as maintenance of records and documentation. The USDA, FDA, EPA and foreign regulatory authorities strictly enforce manufacturing regulatory requirements through periodic inspections and/or reports.

A number of our animal health products are not regulated. For example, certain products such as our ALLERCEPT® panels are not regulated by either the USDA or FDA. Similarly, none of our veterinary instruments requires regulatory approval to be marketed and sold in the U.S.

We have pursued Conformité Européene (CE) Marking for certain POC laboratory instruments and imaging equipment and regulatory approval outside the U.S. based on market demographics of foreign countries. For marketing outside the U.S., we are subject to foreign regulatory requirements governing regulatory licensing and approval for many of our products. Licensing and approval by comparable regulatory authorities of foreign countries must be obtained before we can market products in those countries. Product licensing approval processes and requirements vary from country to country and the time required for such approvals may differ substantially from that required in the U.S. We cannot be certain that approval of any of our products in one country will result in approvals in any other country.

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

The heartworm and allergy products previously discussed which have received regulatory approval in the U.S. and/or elsewhere are summarized below:

Products	Country	Regulated	Agency	Status
ALLERCEPT Allergy Treatment Sets	U.S. Canada	Yes Yes	USDA CCVB	Licensed Licensed
SOLO STEP CH	U.S. EU Canada	Yes No-in most countries Yes	USDA CCVB	Licensed Licensed
SOLO STEP FH	U.S. Canada	Yes Yes	USDA CCVB	Licensed Licensed
TRI-HEART Plus Heartworm Preventive	U.S. Hong Kong Macau	Yes Yes Yes	FDA AFCD IACM	Licensed Licensed Licensed
Heartworm Antigen Test Kit	U.S.	Yes	USDA	Licensed

Competition
Our market is intensely competitive. Our competitors include animal health companies and major pharmaceutical companies that have animal health divisions as well as human health companies. We also compete with independent, third-party distributors and suppliers, including distributors and suppliers who sell products under their own private labels. In the POC diagnostic testing market, our major competitors include IDEXX Laboratories, Inc. ("IDEXX") and Zoetis Inc. ("Zoetis"). Each of IDEXX and Zoetis has a larger veterinary product and service offering than we do and a large sales infrastructure network and a well-established brand name. The primary business of IDEXX, like ours, is veterinary diagnostics while the primary business of Zoetis is veterinary pharmaceuticals.

In our North America segment, the OVP products we manufacture for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than we do. Companies with a significant presence in the animal health market include C.H. Boehringer Sohn AG & Co. KG (Boehringer Ingelheim), CEVA Santé Animale, Elanco, Merck Animal Health, Sanofi, Vétoquinol S.A., and Virbac S.A. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do.
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

Human Capital Resources

As of December 31, 2022, we employed approximately 808 persons, 428 in North America and 380 internationally. We employ temporary workers on a need only basis to maintain business flexibility and a dynamic workforce. We are committed to employee diversity and inclusion and the support of traditionally underrepresented groups in management. Our workforce is approximately 53% women and 47% men with 44% of our U.S. management team (defined as Director, Vice President, Senior Vice President and Executive Vice President) represented by women.

We believe that the current and future ability to execute on our strategic initiatives is highly dependent upon our ability to recruit, retain and reward our employees. We engage in targeted recruitment strategies to fill highly skilled positions. Our employees enjoy competitive compensation plans including market rate targeted salaries, robust benefits including retirement plans and employee stock purchase plan opportunities, and the opportunity for participation in short- and long-term incentive programs. Our compensation philosophy is designed to provide an appealing, market-based and rewarding compensation program that encourages high personal and company performance, strong cultural and ethical behavior, and incentives aligned with stockholder interests. Our aim is to attract, engage and retain highly qualified, motivated, and creative people who will fulfill our mission to be the “voice of the pet,” while delivering on Heska goals in a healthy, honest, and sustainable manner.

We are committed to providing a workplace that protects the health and well-being of our employees. All employees are required to abide by our Code of Conduct and Ethics, company health and safety parameters and contribute to a positive and friendly company culture. Due to the COVID-19 pandemic and in consideration of our employees’ safety, in March 2020, we implemented work from home policies for employees with the ability to work remotely, along with targeted on-site attendance for employees whose job requires their physical presence. At our Des Moines, Iowa manufacturing facility, we instituted staggered start times, designated building entry/exit protocols and closed common areas to maximize “social distancing” guidelines. We anticipate easing restrictions implemented during the height of the pandemic and continuing limited return to work procedures throughout 2023. Internationally, we continue to abide by local and country specific governmental requirements and follow local authority recommendations.

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

Information About Our Executive Officers
Our executive officers and their ages as of February 28, 2023 are as follows:

Name	Age	Position
Kevin S. Wilson	50	Chief Executive Officer and President
Catherine Grassman	47	Executive Vice President, Chief Financial Officer
Nancy Wisnewski, Ph.D.	60	Executive Vice President, Chief Operating Officer
Steven M. Eyl	57	Executive Vice President, Chief Commercial Officer, and President, scil animal care company
Christopher Sveen	40	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary, Heska and President, Diamond Animal Health
Eleanor Baker	38	Executive Vice President, Managing Director and Chief Operating Officer scil animal care company
Anthony Providenti	56	Executive Vice President, Corporate Development
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

Nancy Wisnewski, Ph.D. was appointed Executive Vice President, Chief Operating Officer in August 2019. She previously served as Executive Vice President, Diagnostic Operations and Product Development from September 2016 to August 2019, as Executive Vice President, Product Development and Customer Service from April 2011 to September 2016 and as Vice President, Product Development and Technical Customer Service from December 2006 to April 2011. From January 2006 to November 2006, Dr. Wisnewski was Vice President, Research and Development. Dr. Wisnewski held various positions in Heska's Research and Development organization between 1993 and 2005. She holds a Ph.D. in Parasitology/Biochemistry from the University of Notre Dame and a BS in Biology from Lafayette College. Dr. Wisnewski will step down from her current position effective March 31, 2023 and will remain with the Company in the position of Chief Science Advisor to the CEO, but will no longer serve as an executive officer as of such time.
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

Eleanor Baker was appointed Executive Vice President, Managing Director of scil in April 2020, previously serving as Vice President, General Counsel since November 2017. Previously, Ms. Baker worked at KPMG, LLP as a technology and innovation solutions consultant from 2015 to November 2017. Ms. Baker received her Juris Doctor from Wake Forest School of Law, a Master of Laws from University of Houston and her undergraduate degree from Texas A&M University. She is licensed to practice law in Texas and Colorado.

Anthony Providenti was appointed Executive Vice President, Corporate Development in September 2021. Mr. Providenti brings over 25 years of transactional experience and over 15 years of veterinary industry experience to this role. Prior to Heska, Mr. Providenti held key roles at prominent animal health companies, having served most recently as Executive Vice President, Corporate Development at Covetrus, Inc. He joined Covetrus in February 2019 as part of its formation after serving as Vice President, Corporate Business Development Group, Animal Health and Medical at Henry Schein, Inc. (NASDAQ: HSIC). Before joining Henry Schein, Mr. Providenti acted as a corporate attorney at Gibson, Dunn & Crutcher LLP. Mr. Providenti holds a Juris Doctor from Fordham University School of Law, where he served as an editor and a member of the Fordham Law Review and a BS in Accounting from Lehigh University.
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

Risks related to our business and industry

•Our business is subject to risk based on global economic conditions, including inflationary pressures and lingering economic effects of the COVID-19 pandemic.
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
•Obtaining and maintaining regulatory approvals in order to market our products may be costly and could delay the marketing and sales of our products. Failure to meet regulatory requirements could cause significant losses from affected inventory and the loss of market share.
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
•We have fewer than 200 holders of record, which could allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our common stock on The Nasdaq Capital Market. We may also be unable to otherwise maintain our listing on The Nasdaq Capital Market.

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
•We may not have the ability to raise the funds necessary to settle conversions of our convertible notes (the "Notes") in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
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

Risks related to our business and industry

Our business is subject to risk based on global economic conditions, including inflationary pressures and lingering economic effects of the COVID-19 pandemic.

Macroeconomic, global inflationary pressures and pandemic-related disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our veterinarians, their customers and the companion animals they serve could be affected by continuing local and global inflationary pressures, lingering economic effects of the COVID-19 pandemic, further or unexpected economic recessionary fears, increased political instability and threats of war and could suffer from increased borrowing costs that limit discretionary consumer spending, which could lead to decreased pet visits, demand for our products and delayed companion animal diagnostic testing and treatment.

The extent to which the COVID-19 pandemic will cause lingering economic effects on our business, results of operation and financial condition is difficult to predict and depends on numerous rapidly evolving factors, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, the impact of actions taken by governmental authorities and other third parties in response to the pandemic, and the impact of these and other factors on our employees, customers, and suppliers. We are also monitoring the effects of the COVID-19 pandemic on the operation of veterinary clinics, consumer discretionary spending on their pets’ health and wellbeing, research and development trends regarding animal health vis a vis human health, and the ability of our sales staff to travel and our manufacturing staff to operate in their normal capacities. However, the effect of the COVID-19 pandemic on the foregoing issues and numerous other potential issues is difficult to predict, both in the short-term and in the long-term, and any one of them could cause a material adverse effect on our business, results of operation and financial condition. Global economic conditions and the COVID-19 pandemic could also have the effect of heightening other risk factors described in this report.

If third parties with substantial marketing rights for certain historical products, existing products or future products under development are not successful in marketing those products, then our sales and financial position may suffer.

We are party to agreements with Merck Animal Health for our canine heartworm preventive product, TRI-HEART Plus Chewable Tablets, and Elanco for certain bovine vaccines, which have been sold primarily under the Titanium and MasterGuard brands. Either of these marketing partners may not devote sufficient resources to marketing our products and our sales and financial position could suffer significantly as a result. For example, in 2019, Merck Animal Health failed to market, sell and support our heartworm preventive product, which resulted in depressed PVD product annual revenue in our North America segment. Furthermore, there may be nothing to prevent these partners from pursuing alternative technologies, products or supply arrangements, including as part of mergers, acquisitions or divestitures. Third party marketing assistance may not be available in the future on reasonable terms, if at all. If the third parties with marketing rights for our products were to merge or go out of business, the sale and promotion of our products could be diminished.

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

We rely on third party suppliers to manufacture those products we do not manufacture ourselves and to provide services we do not provide ourselves. Proprietary products provided by these suppliers represent a majority of our revenue. We currently rely on these suppliers for our POC laboratory instruments and consumable supplies for these instruments, for our imaging products and related software and services, for key components of our POC diagnostic tests as well as for the manufacture of other products.

The loss of access to products from one or more suppliers could have a significant, negative impact on our business. Major suppliers that sell us proprietary products are FUJIFILM Corporation and Shenzen Mindray Bio-Medical Electronics Co., Ltd. We often purchase products from our suppliers under agreements that are of limited duration or potentially can be terminated on short notice subsequent to unfavorable legal action. In the case of our POC laboratory instruments and our digital radiography solutions, post-termination, we are typically entitled to non-exclusive access to consumable supplies, or ongoing non-exclusive access to products and services to meet the needs of an existing customer base, respectively, for a defined period upon expiration of exclusive rights, which could subject us to competitive pressures in the period of non-exclusive access. There can be no assurance that our suppliers will meet their obligations under any agreements we may have in place with them or that we will be able to compel them to do so. Risks of relying on suppliers include:

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

•Loss of exclusivity. In the case of our POC laboratory instruments, if we are entitled to non-exclusive access to consumable supplies for a defined period upon expiration of exclusive rights, we may face increased competition from a third party with similar non-exclusive access or our former supplier, which could cause us to lose customers and/or significantly decrease our margins and could significantly affect our financial results. In addition, current agreements, or agreements we may negotiate in the future, with suppliers may require us to meet minimum annual sales levels to maintain our position as the exclusive distributor of these products. We may not meet these minimum sales levels and maintain exclusivity over the distribution and sale of these products. If we are not the exclusive distributor of these products, competition may increase significantly, reducing our revenues and/or decreasing our margins.
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
•High switching costs. In our POC laboratory instrument products, we could face significant competition and lose all or some of the consumable revenues from the installed base of those instruments if we were to switch to a competitive instrument. If we need to change to other commercial manufacturing contractors for certain of our regulated products, additional regulatory licenses or approvals generally must be obtained for these contractors prior to our use. This would require new testing and compliance inspections prior to sale, thus resulting in potential delays. Any new manufacturer would have to be educated in, or develop, substantially equivalent processes necessary for the production of our products. We likely would have to train our sales force, distribution network employees and customer support organization on the new product and spend significant funds marketing the new product to our customer base.
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
•Regulatory risk. Our manufacturing facility and those of some of our third-party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, USDA and other federal, state and foreign agencies for compliance with regulations and similar foreign standards. We do not have control over our suppliers’ compliance with these regulations and standards. Regulatory violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products. If one of our suppliers is unable to provide a raw material or finished product due to regulatory issues, it could have a material adverse financial impact on our business and could expose us to legal action if we are unable to perform on contracts to our customers involving related products.
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
•Changes to United States tariff and import/export regulations. Changes to United States trade policies, treaties and tariffs could have a material adverse effect on global trade. These changes could result in increased costs of goods imported into the United States for the Company and our third-party suppliers. Our third-party suppliers may limit their trade with companies in the United States, including us.
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

The market in which we compete is intensely competitive. Our competitors include independent animal health companies and major pharmaceutical companies that have animal health divisions. We also compete with independent, third party distributors, including distributors that sell products under their own private labels. In the POC diagnostic testing market, our major competitors include IDEXX and Zoetis. The OVP products manufactured by our North America segment for sale by third parties compete with similar products offered by a number of other companies, some of which have substantially greater financial, technical, research and other resources than us and may have more established marketing, sales, distribution and service organizations than those of our OVP product customers. Competitors may have facilities with similar capabilities to our Des Moines, Iowa facility, which they may operate and sell at a lower unit price to customers than we sell our OVP products for, which could cause us to lose customers. Companies with a significant presence in the companion animal health market, such as CEVA Sante´ Animale, Elanco, Merck Animal Health, Sanofi, Vétoquinol S.A. and Virbac S.A. may be marketing or developing products that compete with our products or would compete with them if developed. These and other competitors and potential competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales and service organizations than we do. Our competitors may offer broader product lines and have greater name recognition than we do. Our competitors may also develop or market technologies or products that are more effective or commercially attractive than our current or future products or that would render our technologies and products obsolete. Further, additional competition could come from new entrants to the animal health care market. Moreover, we may not have the financial resources, technical expertise or marketing, sales or support capabilities to compete successfully.

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

We may not develop and maintain marketing and/or sales capabilities successfully, and we may not be able to make arrangements with third parties to perform these activities on satisfactory terms, or at all. If our marketing and sales strategy is unsuccessful, our ability to sell our products will be negatively impacted and our revenues will decrease. This could result in the loss of distribution rights for products or failure to gain access to new products and could cause damage to our reputation and adversely affect our business and future prospects. The market for companion animal healthcare products is highly fragmented. Because our proprietary products are generally available only to veterinarians or by prescription and our medical instruments require technical training to operate, we ultimately sell our products primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. Changes in our ability to obtain or maintain such acceptance or changes in veterinary medical practice could significantly decrease our anticipated sales. As the vast majority of cash flow to veterinarians ultimately is funded by pet owners without private insurance or government support, our business may be more susceptible to severe economic downturns than other health care businesses that rely less on individual consumers.

For our POC laboratory blood diagnostics products, we primarily rely on contracts with our veterinary customers for their use of our owned equipment and our consumable supplies over a multiple year period. If veterinarians under these contracts experience a significant downturn in their business, they may not fulfill their use and financial obligations under these contracts. If veterinarians breach our contracts, and we are unable to collect on default payment provisions or otherwise enforce the terms of our contracts, our business will be adversely affected. If we have to litigate against customers to enforce our contracts, our expenses may increase, our sales may decrease to those customers, and our reputation may suffer. If significant numbers of our customers under contracts for use of our equipment and consumable supplies do not renew their contracts, our business will be adversely affected.

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

A core component of our future growth strategy is international expansion. As we continue to expand our international footprint, we will be increasingly susceptible to the risks associated with international operations including, but not limited to, the following:

•Increased competition from global market competitors;
•uncertain political and economic climates, including as a result of the conflict between Russia and the Ukraine;
•fluctuations in exchange rates, such as the strengthening of the U.S. Dollar, that may increase the volatility of foreign-based revenue and expense;
•burdens of complying with and unexpected changes in foreign laws, accounting and legal standards, regulatory requirements, taxes, tariffs and other barriers or trade restrictions;
•lack of experience in connection with the customs, cultures, languages and sales cycle;
•reduced or altered protection for intellectual property rights; and
•data privacy and cybersecurity laws in foreign countries, which may subject our data collection, storage and processing to different and more expansive requirements than the United States.

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

If our regulators and/or auditors adopt or interpret more stringent standards than we anticipate, we could experience unanticipated changes in our reported financial statements, including but not limited to restatements, which could adversely affect our business due to litigation and investor confidence in our financial statements. In addition, changes in the underlying circumstances to which we apply given accounting standards and principles may affect our results of operations and have a negative impact on us. For example, we review goodwill recognized on our consolidated balance sheets at least annually and if we were to conclude there was an impairment of goodwill, we would reduce the corresponding goodwill to its estimated fair value and recognize a corresponding expense in our statement of operations. This impairment and corresponding expense could be as large as the total amount of goodwill recognized on our consolidated balance sheets, which was $135.9 million at December 31, 2022 and $118.8 million at December 31, 2021. There can be no assurance that future goodwill impairments will not occur if projected financial results are not met, or otherwise.

We regularly evaluate, and we intend to pursue, acquisitions, investments, licenses, joint ventures, and other strategic development opportunities, which may not have desired results and could be detrimental to our financial position.

We continue to evaluate, and we intend to pursue, acquisitions and other strategic development opportunities, including minority investments where strategic, such as our acquisition of scil in 2020, our acquisitions of Lacuna, BiEsseA, and Biotech in 2021, our acquisition of VetZ in 2022, and our acquisition of LightDeck in 2023. The ultimate business and financial performance of these opportunities may not create, and may end up adversely affecting materially, the value we hope to enhance by pursuing them. Any acquisition may significantly underperform relative to our financial expectations and may serve to diminish rather than enhance stockholder value. We may also diminish our cash resources or dilute stockholders in order to finance any such acquisition or other strategic transaction.

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

The protection of customer, employee, supplier and company data is critical and the regulatory environment surrounding information security, storage, use, processing, and disclosure of personal information is demanding. There is frequent imposition of new and changing requirements and enforcement risks, particularly as more U.S. states enact comprehensive privacy laws, including Colorado, which recently passed the Colorado Privacy Act, effective July 2023. In addition, our customers, employees and suppliers expect that we will protect their personal information. Any actual or perceived cyberattack, unauthorized access or acquisition of customer, employee or supplier data, or our failure to comply with federal, state, local and foreign privacy laws, such as the European Union’s General Data Protection Regulation (“GDPR”) and the Health Insurance Portability and Accountability Act, could result in lost sales, extensive remediation costs, and legal liability including severe penalties, regulatory action and reputational harm. The GDPR became effective in 2018, for example, and requires companies to meet enhanced requirements regarding the processing of personal data, and provides data subjects with various rights, including the right to request correction or deletion of their personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. Despite implementation of reasonable technical, administrative, and physical safeguards, and our efforts and investments in technology to secure our ecosystem, no computer network or system can ever be 100% secure. Given the sophisticated and evolving threat landscape, system disruptions or data incidents can occur and result in the compromise or misappropriation of personal or confidential information. In addition, in the event of a data incident, failure to comply with applicable security requirements or timely rectify a security issue may result in fines and notice obligations to regulators, consumers, or third parties, and the imposition of restrictions on our ability to accept payment by credit or debit cards. In addition, the payment card industry (“PCI”) is controlled by a limited number of vendors that have the ability to impose changes in PCI’s fee structure and operational requirements on our payment processing vendors without negotiation. Such changes in fees and operational requirements may result in the failure to comply with PCI security standards, as well as significant unanticipated expenses. Such failures could materially adversely affect our operating results and financial condition. Furthermore, we maintain cybersecurity insurance coverage at levels that we believe are appropriate for our business. However, the costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks, and given the increase in cyberattacks, cybersecurity insurance providers are increasingly raising premiums while narrowing the scope of coverage. If the amounts of our insurance coverage are inadequate to satisfy any damages and losses in the event of a cybersecurity incident, we may have to expend significant resources to mitigate the impact of such an incident, and to develop and implement protections to prevent future incidents from occurring. Such financial exposure could have a material adverse effect on our business.

We may not be able to achieve sustained profitability or increase profitability on a quarterly or annual basis.

As of December 31, 2022, we had an accumulated deficit of $168.5 million. Relatively small differences in our performance metrics may cause us to generate an operating or net loss in future periods. Our ability to be profitable in future periods will depend, in part, on our ability to increase sales, including maintaining and growing our installed base of instruments and related consumables, to maintain or increase gross margins and to limit the increase in our operating expenses to a reasonable level as well as avoid or effectively manage any unanticipated issues. We may not be able to generate, sustain or increase profitability on a quarterly or annual basis. If we cannot achieve or sustain profitability for an extended period, we may not be able to fund our expected cash needs, including the repayment of debt as it comes due, or continue our operations.

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

The securities markets have experienced significant price and volume fluctuations and the market prices of securities of many small cap companies have in the past been, and can in the future be expected to be, especially volatile. During the year ended December 31, 2022, the closing price of our common stock has ranged from a low of $60.21 to a high of $171.74, and the closing price of our common stock on February 16, 2023 was $83.41 per share. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings. Factors that may have a significant impact on the market price and marketability of our common stock include:

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

In February 2018, our board of directors granted a waiver to a non-affiliated stockholder to allow the purchase, subject to certain limitations, of up to 730,000 shares of our common stock without causing a Transfer Violation. This waiver can be withdrawn by our board of directors at any time, in which case the non-affiliated stockholder is to only sell our stock until the non-affiliated stockholder ceases to be a Five Percent Stockholder (as defined in our Certificate of Incorporation). On August 7, 2019, our board of directors determined to waive the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and transfer of our Notes, any issuance of shares of the Company’s common stock upon conversion of any of the Notes, and any subsequent and further transfer of any such common stock, to the extent such restrictions would otherwise have been applicable thereto. In January 2020, our board of directors waived the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and sale of the shares of preferred stock and underlying common stock issued in connection with the financing of the scil acquisition. In February 2021, our board of directors waived the application of any NOL transfer restrictions contained in our Certificate of Incorporation with respect to the issuance and transfer of the shares of common stock in our March 2021 public offering, and any subsequent and further transfer of any such shares, to the extent such restrictions would otherwise have been applicable thereto. In July 2022, our board of directors granted a waiver to a non-affiliated stockholder with respect to the acquisition of shares by such stockholder in reliance on receipt of certain representations and covenants from such stockholder, to the extent such restrictions would have otherwise been applicable thereto. This waiver can be withdrawn with 90 days of notice to the stockholder. These waivers, and any similar waivers that our board of directors may grant in the future, may make it more likely that we have a “change of ownership” as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which could place a significant restriction on our ability to utilize our domestic Federal NOL in the future and materially adversely affect our results of operations. State net operating loss carryforwards may be similarly or more stringently limited. Any limitations on our ability to use our pre-change of ownership net operating losses to offset taxable income could potentially result in increased future tax liability to us.

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

We have fewer than 200 holders of record, which could allow us to terminate voluntarily the registration of our common stock with the SEC and after which we would no longer be eligible to maintain the listing of our common stock on The Nasdaq Capital Market. We may also be unable to otherwise maintain our listing on The Nasdaq Capital Market.

We have fewer than 200 holders of record as of our latest information, a fact which could make us eligible to terminate voluntarily the registration of our common stock with the SEC and therefore suspend our reporting obligations with the SEC under the Exchange Act and become a non-reporting company. If we were to cease reporting with the SEC, we would no longer be eligible to maintain the listing of our common stock on The Nasdaq Capital Market, which we would expect to materially adversely affect the liquidity and market price for our common stock. The Nasdaq Capital Market has several additional quantitative and qualitative requirements companies must comply with to maintain this listing. While we believe we are currently in compliance with Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future.

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
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
Our principal administrative and research and development activities are located in Loveland, Colorado. We lease approximately 60,000 square feet at a facility in Loveland, Colorado under an agreement that expires in 2023. On February 8, 2023, we signed a 10-year lease for a new facility in Loveland of approximately 60,000 square feet to replace the current building, which will commence in November 2023. Our principal production facility located in Des Moines, Iowa, consists of approximately 160,000 square feet of buildings on 34 acres of land, which we own. We also lease a building in Maryland that is used for research, development and manufacturing. Following the acquisition of LightDeck on January 3, 2023, we lease approximately 65,000 square feet at a manufacturing facility in Longmont, Colorado, and approximately 31,000 square feet at a facility in Boulder, Colorado.

Our principal international administrative and research and development activities are located in Germany, France, Spain, Canada, Italy and Malaysia. In Germany, we own an office space and a warehouse that are approximately 45,000 and 15,000 square feet, respectively, and lease a showroom that totals approximately 3,000 square feet. In addition, in Germany, we lease approximately 25,000 square feet at a facility for VetZ's administrative and research and development activities. In Spain and Malaysia, we lease office spaces and warehouses. In Canada, we lease an office space. In Italy, we own an office space, warehouse, and showroom and lease an office and a reference lab facility. In France, we own an office space and lease an office space and warehouse.
Item 3.Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated.
As of December 31, 2022, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Public Common Stock is quoted on the Nasdaq Capital Market under the symbol "HSKA".
As of February 16, 2023, there were approximately 177 holders of record of our Public Common Stock. We do not anticipate any dividend payments in the foreseeable future.
Issuer Purchases of Equity Securities
The following table sets forth information about the Company's purchases of our outstanding Public Common Stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 2022	—	$—	—	$—
November 2022	717	$64.41	—	$—
December 2022	—	$—	—	$—
	717	$64.41	—	$—

(1) Shares of Public Common Stock we purchased between October 1, 2022 and December 31, 2022 were solely for the cancellation of shares of stock withheld for related tax obligations.

STOCK PRICE PERFORMANCE GRAPH
The following graph provides a comparison over the five-year period ended December 31, 2022 of the cumulative total shareholder return from a $100 investment in the Company's common stock with the NASDAQ Medical Supplies Index and the NASDAQ Composite Total Return:

Heska Corporation
NASDAQ Medical Supplies Index
NASDAQ Composite Total Return Index
Dollars
400
300
200
100
0
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22

	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22
Heska Corporation	$100	$107	$120	$182	$228	$77
NASDAQ Medical Supplies Index	$100	$107	$142	$180	$216	$141
NASDAQ Composite Total Return Index	$100	$97	$133	$192	$235	$159

Item 6.     [Reserved]

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II. Item 8 of this Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross margin, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors," that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-K are as of the close of business on February 27, 2023, and we undertake no duty and do not intend to update this information, except as required by applicable securities laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See "Statement Regarding Forward Looking Statements."
On January 3, 2023, the Company completed the acquisition of MBio Diagnostics, Inc., d/b/a LightDeck Diagnostics ("LightDeck") which represents a meaningful increase in our intellectual property portfolio as well as our manufacturing and research and development capabilities. Refer to Note 4 - Investments in Unconsolidated Affiliates and Note 19 - Subsequent Events to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.
A discussion of significant changes from the periods ending December 31, 2021 compared to December 31, 2020 can be found in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
We sell, manufacture, market and support diagnostic and specialty products and solutions for veterinary practitioners. Our portfolio includes POC diagnostic laboratory instruments and consumables including rapid assay diagnostic products; digital cytology services; POC digital imaging diagnostic products; local and cloud-based data services; PIMS and related software and support; reference laboratory testing; allergy testing and immunotherapy; heartworm preventive products; and vaccines. Our primary focus is on supporting companion animal veterinarians in providing care to their patients.
Our business is composed of two operating and reportable segments: North America and International. North America consists of the United States, Canada and Mexico. International consists of geographies outside of North America, primarily our operations in Germany, Italy, Spain, France, Switzerland, Australia and Malaysia. The product groups described below are offered in both segments unless otherwise noted.
POC Laboratory Instruments and Other Sales include outright instrument sales, revenue recognized from sales-type lease treatment, and other revenue sources, such as charges for repairs and reference laboratory sales. Revenue from our POC laboratory consumables, a recurring revenue stream, primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. The majority of our POC laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. Major products in this area include our instruments for chemistry, hematology, blood gas, urine fecal, and immunodiagnostic testing and their affiliated operating consumable as well as our rapid assay diagnostic tests and digital cytology services. More recently, the Company has developed and/or acquired product rights pertaining to our urine fecal and immunodiagnostic platforms.

Radiography is the largest product offering in POC Imaging and Informatics, which includes digital and computed radiography, ultrasound instruments, and diagnostic data and support. Radiography solutions typically consist of a combination of hardware and software placed with a customer, often combined with an ongoing service and support contract. Our experience has been that most of the revenue is generated at the time of sale, in contrast to the POC diagnostic laboratory placements discussed above where ongoing consumable revenue is often a larger component of economic value as a given instrument is used. In 2022, the Company acquired VetZ, a provider of PIMS and other clinical practice-related applications, which are primarily offered in our International segment.

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

Our products are ultimately sold primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 78% and 22%, respectively, of revenue for the year ended December 31, 2022 and 72% and 28%, respectively, for both the years ended December 31, 2021 and December 31, 2020.

Effects of Certain Industry and Economic Factors and Trends on Results of Operations

Industry Trends - We continue to see demand for companion animal healthcare, which supported solid growth for POC diagnostic products and services compared to very strong prior year. We have a healthy liquidity position with cash of $156.6 million as of December 31, 2022. We continue to be active in mergers and acquisitions and other pursuits that support our growth in the companion animal healthcare space.

Supply Chain and Logistics - Due to our dependence on global suppliers, manufacturers and shipping routes, we are experiencing intermittent delays in receiving supply, increased shipping costs and some targeted increase in materials cost. Because our long-term subscription programs, the commercial program of our largest revenue category, POC laboratory instruments and consumables, include annual price adjustments at a greater of 4% or the consumer price index, we are able to mitigate some of these costs in this highly inflationary environment. Further, we have worked closely with our suppliers to evaluate and identify products with long-lead time parts and provided advanced purchase notification and have secured products in advance to further mitigate supply disruption.

Inflation, Foreign Currency, Interest Rate Risk Impact - Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this form 10-K.
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

In the fourth quarter we elected to bypass the qualitative approach and instead proceeded directly to assessing the fair value of all of our reporting units and comparing the fair value of each reporting unit to the carrying value to determine if any impairment exists. We estimate the fair values of the reporting units using an income approach based on discounted forecasted cash flows. The income approach involves making significant assumptions about the extent and timing of future cash flows, revenue growth rates, which incorporate the continued growth of some of the existing products as well as success rates of newly launched or future launches of products, and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment loss in a future period. We also utilize a market approach utilizing the guideline public company method or guideline transaction method, or both, which incorporate subjectivity of management in determining appropriate comparable companies and transactions. Finally, the weighting of each approach is highly subjective and could result in an impairment in a future period. No impairment existed based on the analysis. We performed qualitative assessments in the fourth quarters of 2021 and 2020 and determined that no indications of impairment existed.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had a $0.2 million impairment of our intangible assets during the year ended December 31, 2022. We had no impairments of our intangible assets during the years ended December 31, 2021, and 2020.

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

Performance-Based Stock Compensation Awards

We grant restricted stock awards, restricted stock units, and performance stock options subject to performance vesting criteria, in addition to service, to our executive officers and other key employees. This type of grant consists of the right to receive shares of, or options to purchase, common stock, subject to achievement of time-based criteria and certain Company or market performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors. We recognize any related share-based compensation expense ratably over the requisite service period based on the probability assessment on the outcome of the performance condition related to company performance metrics. The fair value used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant for restricted stock awards and units and the Black-Scholes model for performance stock options. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed. We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition related to market performance metrics. For awards related to market performance, the fair value used in our expense recognition method is measured based on the number of shares granted, and a Monte Carlo simulation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. If such performance goals are not ultimately met, the expense is not reversed.

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
The following table sets forth, for the periods indicated, certain data derived from our Consolidated Statements of Loss (in thousands):

	Year Ended December 31,
	2022	2021
Revenue, net	$257,307	$253,739
Gross profit	111,167	105,794
Operating expenses	131,465	106,787
Operating loss	(20,298)	(993)
Interest and other expense, net	1,536	2,448
Loss before income taxes and equity in losses of unconsolidated affiliates	(21,834)	(3,441)
Income tax benefit	(3,410)	(3,573)
Net (loss) income before equity in losses of unconsolidated affiliates	(18,424)	132
Equity in losses of unconsolidated affiliates	(1,465)	(1,280)
Net loss attributable to Heska Corporation	$(19,889)	$(1,148)

Diluted loss per share attributable to Heska Corporation(1)	$(1.92)	$(0.11)
Non-GAAP net income per diluted share (1)(2)	$1.58	$1.61

Adjusted EBITDA (2)	$27,203	$29,739
Net margin (2)	(7.2)%	0.1%
Adjusted EBITDA margin (2)	10.6%	11.7%
(1) Shares used in the diluted per share calculation for diluted loss per share attributable to Heska Corporation are (in thousands) 10,343 for the year ended December 31, 2022 and 10,015 for the year ended December 31, 2021. Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,523 for the year ended December 31, 2022 compared to 10,407 for the year ended December 31, 2021.
(2) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income, Non-GAAP net income per diluted share to Diluted loss per share attributable to Heska Corporation, and Adjusted EBITDA margin to Net margin, the closest comparable GAAP measures, for each of the periods presented.

Revenue
Total revenue increased 1.4% to $257.3 million in 2022 compared to $253.7 million in 2021. The increase in revenue is driven primarily by the acquisition of VetZ, which was completed on January 3, 2022, and which contributed $12.2 million for the year ended December 31, 2022 that was not included in the prior year period. Revenue growth was also driven by the global launch of Element AIM, increased capital lease placements globally and higher consumable sales mainly due to increased selling prices, particularly in North America. These were partially offset by a 11.7% decline in PVD due to decreased demand for the heartworm preventive, Tri-Heart, as well as a $10.2 million foreign exchange impact, primarily due to the weakening of the Euro, impacting the POC product lines.

Gross Profit
Gross profit increased 5.1% to $111.2 million in 2022 compared to $105.8 million in 2021.  Gross margin percent expanded to 43.2% in 2022 compared to 41.7% in 2021. The increase in both gross profit and gross margin percentage is driven by higher sales of consumables relative to total sales, which are our highest margin products, further strengthened by product rationalization and transition effort within our International segment and overall annual price increases. The acquisition of VetZ also favorably impacted gross profit and gross margin.
Operating Expenses
Selling and marketing expenses increased 5.2% to $47.7 million in 2022 compared to $45.3 million in 2021. The increase is driven by the acquisition of VetZ of $3.2 million, increased travel and trade show expenses due to relaxing COVID-19 restrictions, higher employee compensation costs, and higher non-recurring costs, partially offset by lower stock-based compensation of $2.2 million and favorable foreign exchange impacts.
Research and development expenses increased to $19.8 million in 2022 from $7.0 million in 2021. The increase is primarily related to a $10.0 million payment for an exclusive global supply and licensing agreement to develop and commercialize the Heska Nu.Q® vet cancer screening test, a POC cancer monitoring and screening test. The remaining increase is due to investment in new products and technologies acquired over the prior 18 months.
General and administrative expenses increased 17.5% to $64.1 million in 2022, compared to $54.5 million in 2021. The increase is driven by the $3.9 million provision for credit losses on a convertible note receivable, increased costs related to recent acquisitions and higher non-recurring items of $6.1 million, and increased cash and stock-based compensation costs, partially offset by lower incentive compensation and favorable foreign exchange impacts.
Interest and Other Expense, Net
Interest and other expense, net, was $1.5 million in 2022, compared to $2.4 million in 2021. The decrease was primarily driven by interest income earned in 2022 related to our investment in a money market fund that was not earned in 2021.
Income Tax (Benefit) Expense

In 2022, we had total income tax benefit of $3.4 million compared to a total income tax benefit in 2021 of $3.6 million. See Note 5 - Income Taxes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for additional information regarding our income taxes.

Net (Loss) Attributable to Heska Corporation
Net loss attributable to Heska Corporation was $19.9 million in 2022, compared to net loss attributable to Heska Corporation of $1.1 million in 2021 driven by the $10 million licensing payment, the $3.9 million provision for credit losses on the convertible note receivable, increased cash compensation costs as well as non-recurring and recurring costs associated with recent acquisitions, partially offset by increases in revenue and gross profit.

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") in 2022 was $27.2 million (10.6% adjusted EBITDA margin), compared to $29.7 million (11.7% adjusted EBITDA margin) in 2021. The decrease is driven by increased investments in growth and new technologies, such as the ongoing development of a cloud-based PIMS and the new trūRapid™ portfolio, and higher cash compensation costs, partially offset by increased revenue and gross profit. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net income and adjusted EBITDA margin to net loss margin, the closest comparable GAAP measures, for each of the periods presented.
Earnings Per Share
Diluted loss per share attributable to Heska was $1.92 in 2022 compared to loss of $0.11 per diluted share in 2021. The increased loss is due to increased operating expenses, partially offset by higher revenue and gross profit, as discussed above.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $1.58 per diluted share in 2022 compared to income of $1.61 per diluted share in 2021. The decrease is primarily due to increased operating expenses, excluding non-recurring and acquisition-related costs, partially offset by higher revenue and gross profit as discussed above. See “Non-GAAP Financial Measures" for a reconciliation of non-GAAP EPS to net (loss) income attributable to Heska per diluted share, the closest comparable U.S. GAAP measure, in each of the periods presented.

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

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2022	2021
Net (loss) income (1)	$(18,424)	$132
Income tax (benefit)	(3,410)	(3,573)
Interest expense, net	613	2,404
Depreciation and amortization	13,966	13,555
EBITDA	$(7,255)	$12,518

Acquisition-related and other non-recurring/extraordinary costs (2)	$19,919	$238
Stock-based compensation	16,004	18,263
Equity in losses of unconsolidated affiliates	(1,465)	(1,280)
Adjusted EBITDA	$27,203	$29,739
Net margin (3)	(7.2)%	0.1%
Adjusted EBITDA margin (3)	10.6%	11.7%

(1) Net (loss) income used for reconciliation represents the "Net income (loss) before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $19.9 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021. These costs were incurred as a result of a $10.0 million licensing payment, the $3.9 million provision for credit losses for a convertible note receivable, the $1.0 million mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, $2.2 million related to the acquisitions of LightDeck and VetZ as well as other acquisition related and non-recurring charges, partially offset by a reduction in contingent consideration of $1.3 million for the year ended December 31, 2022.

(3) Net margin and adjusted EBITDA margin are calculated as the ratio of net (loss) income and adjusted EBITDA, respectively, to revenue.

	Year Ended December 31,
	2022	2021
GAAP net loss attributable to Heska per diluted share	$(1.92)	$(0.11)
Acquisition related and other non-recurring/extraordinary costs(1)	1.89	0.02
Amortization of acquired intangibles(2)	0.81	0.60
Purchase accounting adjustments related to inventory and fixed asset step-up(3)	0.22	0.03
Amortization of debt discount and issuance costs	—	0.01
Stock-based compensation	1.52	1.75
Loss on equity investee transactions	0.14	0.12
Estimated income tax effect of non-GAAP adjustments(4)	(1.08)	(0.81)
Non-GAAP net income per diluted share	$1.58	$1.61

Shares used in diluted per share calculations	10,523	10,407

(1) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $19.9 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021. These costs were incurred as a result of a $10.0 million licensing payment, the $3.9 million provision for credit losses for a convertible note receivable, the $1.0 million mark-to-market adjustment of the fair value of the embedded derivative on the convertible note receivable, $2.2 million related to the acquisitions of LightDeck and VetZ as well as other acquisition related and non-recurring charges, partially offset by a reduction in contingent consideration of $1.3 million for the year ended December 31, 2022.

(2) To exclude the effect of amortization of acquired intangibles of $8.6 million in the year ended December 31, 2022, compared to $6.3 million in the year ended December 31, 2021. These costs were incurred as part of the purchase accounting adjustments for recent acquisitions.

(3) To exclude the effect of purchase accounting adjustments for inventory step up amortization and depreciation related to the step-up of fixed assets of $2.3 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition related, non-recurring and extraordinary costs (excluding charges which are not deductible for tax of $0.3 million for the year ended December 31, 2022 compared to benefits of $1.0 million for the year ended December 31, 2021), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the tax expense related to stock-based compensation of $0.6 million for the year ended December 31, 2022 compared to $1.6 million benefit for the year ended December 31, 2021. Adjusted effective tax rates are approximately 25% for the years ended December 31, 2022 and December 31, 2021.

Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain and Switzerland.
The North America segment represented 62.9% of our revenue and the International segment represented 37.1% of our revenue for the year ended December 31, 2022.

The following sections and tables set forth, for the periods indicated, certain data derived from our Consolidated Statements of (Loss) Income (in thousands).

North America Segment

	Year Ended December 31,		Change
	2022	2021	Dollar Change	% Change
POC Laboratory:	$95,480	$86,841	$8,639	9.9%
Instruments & Other	17,178	14,837	2,341	15.8%
Consumables	78,302	72,004	6,298	8.7%
POC Imaging & Informatics	27,335	29,512	(2,177)	(7.4)%
PVD	22,020	24,939	(2,919)	(11.7)%
OVP	16,927	17,606	(679)	(3.9)%
Total North America revenue	$161,762	$158,898	$2,864	1.8%
North America Gross Profit	$75,528	$74,426	$1,102	1.5%
North America Gross Margin	46.7%	46.8%
North America Operating (Loss) Income	$(15,797)	$650	$(16,447)	NM
North America Operating (Loss) Income Margin	(9.8)%	0.4%

North America segment revenue increased 1.8% to $161.8 million for the year ended December 31, 2022, compared to $158.9 million for the year ended December 31, 2021 driven by a 9.9% increase in POC laboratory instruments and consumables, in part as a result of continued rollout of Element AIM, as well as increased capital lease placements and favorable price on consumables due to annual price escalators. This is partially offset by an 11.7% decline in PVD due to lower demand for the heartworm preventive, Tri-Heart, and a 7.4% decline in POC imaging & informatics.

Gross profit was $75.5 million compared to $74.4 million for the year ended December 31, 2022 and 2021, respectively. The increase in gross profit is primarily driven by increased revenue in the current year, specifically related to POC laboratory instruments and consumables. Gross margin was 46.7% for the year ended December 31, 2022, compared to 46.8% in the year ended December 31, 2021. The slight margin decline is driven by increased AIM instrument placements and unfavorable product mix, which offset consumable price increases.

North America operating loss was $15.8 million in the year ended December 31, 2022 compared to operating income of $0.7 million for the year ended December 31, 2021. The loss in the year ended December 31, 2022 is driven by increased operating expenses, primarily due to higher acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations including a $10.0 million licensing payment, a $3.9 million provision for credit losses on a convertible note receivable, increased acquisition costs higher cash-based compensation expenses and increased travel, meals & trade show expenses due to easing COVID-19 restrictions. These are partially offset by increased revenue and gross profit as well as lower stock-based and incentive compensation.

International Segment

	Year Ended December 31,		Change
	2022	2021	Dollar Change	% Change
POC Laboratory:	$56,865	$61,017	$(4,152)	(6.8)%
Instruments & Other	15,660	15,001	659	4.4%
Consumables	41,205	46,016	(4,811)	(10.5)%
POC Imaging & Informatics	35,209	28,492	6,717	23.6%
PVD	3,471	5,332	(1,861)	(34.9)%
Total International revenue	$95,545	$94,841	$704	0.7%
International Gross Profit	$35,639	$31,368	$4,271	13.6%
International Gross Margin	37.3%	33.1%
International Operating Loss	$(4,501)	$(1,643)	$(2,858)	(174.0)%
International Operating Loss Margin	(4.7)%	(1.7)%
International revenue was $95.5 million compared to $94.8 million for the year ended December 31, 2022 and 2021, respectively, driven by the acquisition of VetZ, which delivered $12.2 million that was not present in the prior year period, and the introduction of Element AIM, partially offset by $9.6 million of negative foreign currency impact.
Gross profit was $35.6 million compared to $31.4 million for the year ended December 31, 2022 and 2021, respectively. Gross margin for the International segment was 37.3% for the year ended December 31, 2022, compared to 33.1% for the year ended December 31, 2021. The increase in gross profit and gross margin for both periods is driven by increased revenue, excluding foreign exchange impacts, as well as favorable product mix, particularly within POC laboratory consumables. The acquisition of VetZ also favorably impacted gross margin while the introduction of Element AIM in the International segment unfavorably impacted gross margin.
International operating loss was $4.5 million for the year ended December 31, 2022 compared to a loss of $1.6 million for the year ended December 31, 2021, driven primarily by increased operating expenses for the development of new PIMS technology, partially offset by increased revenue and gross profit.
Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $156.6 million.

A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	December 31,		Change
	2022	2021	Dollar Change	% Change
Net cash (used in) provided by operating activities	$(21,813)	$6,247	$(28,060)	NM
Net cash used in investing activities	(35,770)	(35,001)	(769)	(2.2)%
Net cash (used in) provided by financing activities	(7,051)	166,404	(173,455)	NM
Foreign exchange effect on cash and cash equivalents	(2,322)	(410)	(1,912)	(466.3)%
(Decrease) increase in cash and cash equivalents	(66,956)	137,240	(204,196)	NM
Cash and cash equivalents, beginning of the period	223,574	86,334	137,240	159.0%
Cash and cash equivalents, end of the period	$156,618	$223,574	$(66,956)	(29.9)%
For the year ended December 31, 2022 and the year ended December 31, 2021, cash flow used in operations was $21.8 million and cash flow provided by operations was $6.2 million, respectively, which was primarily the result of (in thousands):

	December 31,		Change
	2022	2021	Dollar Change	% Change
Operating Activity:	$(19,889)	$(1,148)	$(18,741)	(1,632.5)%
Non cash expenses and other adjustments	33,528	30,842	2,686	8.7%
Change in accounts receivable	(1,494)	2,193	(3,687)	NM
Change in inventories, net	(13,981)	(14,905)	924	6.2%
Change in lease receivables, net	(9,078)	(5,902)	(3,176)	(53.8)%
Change in other assets	(1,887)	(4,329)	2,442	56.4%
Change in accounts payable	1,428	662	766	115.7%
Change in other liabilities	(10,440)	(1,166)	(9,274)	(795.4)%
Net cash (used in) provided by operating activities	$(21,813)	$6,247	$(28,060)	NM
For the year ended December 31, 2022 and the year ended December 31, 2021, cash flow used in investing activities was $35.8 million and $35.0 million, respectively, which was primarily used for (in thousands):

	December 31,		Change
	2022	2021	Dollar Change	% Change
Acquisition of Biotech	$—	$(16,250)	$16,250	NM
Acquisition of BiEssA, net of cash acquired	—	(4,513)	4,513	NM
Acquisition of Lacuna, net of cash acquired	—	(3,882)	3,882	NM
Acquisition of VetZ, net of cash acquired	(28,956)	—	(28,956)	NM
Promissory note receivable issuance	(4,700)	(9,000)	4,300	47.8%
Purchases of property and equipment	(2,114)	(1,768)	(346)	(19.6)%
Proceeds from disposition of property and equipment	—	412	(412)	NM
Net cash used in investing activities	$(35,770)	$(35,001)	$(769)	(2.2)%

For the year ended December 31, 2022 and the year ended December 31, 2021, cash flow used in financing activities was $7.1 million and cash flows provided by financing activities was $166.4 million, respectively, which was the result of (in thousands):

	December 31,		Change
	2022	2021	Dollar Change	% Change
Proceeds from issuance of common stock	$3,191	$169,230	$(166,039)	(98.1)%
Purchase of shares withheld for tax obligations	(5,269)	(1,629)	(3,640)	(223.4)%
Payment of stock issuance costs	—	(314)	314	NM
Notes Payable	(4,770)	—	(4,770)	NM
Proceeds from line of credit borrowings	—	7	(7)	NM
Repayments of line of credit borrowings	(203)	(890)	687	77.2%
Net cash provided by financing activities	$(7,051)	$166,404	$(173,455)	NM

We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including selling and marketing team expansion, investment in key corporate functions, product development initiatives, and the build out of our new leased office space in Loveland, Colorado (see Part I. Item 2. Properties), for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we actively seek opportunities that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I. Item 1A, "Risk Factors". We may seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash changed $1.9 million to a $2.3 million negative impact in 2022, compared to a $0.4 million negative impact in 2021. The net effect of foreign currency translation on cash changed $1.2 million in 2021 from a $0.8 million positive impact in 2020. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Canadian Dollar, Australian Dollar, and Malaysian Ringgit which are the functional currencies of our subsidiaries.
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

The following table presents certain future payments due by the Company as of December 31, 2022 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Purchase obligations	$55,291	$27,361	$24,065	$3,865	$—
Operating lease obligations	7,886	3,257	2,110	1,114	1,405
Finance lease obligations	460	168	236	56	—
Convertible senior notes (1)	86,250	—	—	86,250	—
Future interest obligations (2)	11,994	3,234	6,469	2,291	—
Total	$161,881	$34,020	$32,880	$93,576	$1,405
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
Net Operating Loss Carryforwards

As of December 31, 2022, we had a net operating loss carryforward (“NOL”) and domestic research and development tax credit carryforward. See Note 5 - Income Taxes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for additional information regarding our carryforwards.

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
Interest Rate Risk

In September 2019, we issued $86.25 million aggregate principal amount of Notes. The fair market value of the Notes is affected by our common stock price. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. In addition, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, on our balance sheet we carry the Notes at face value less unamortized discount and debt issuance cost and we present the fair value for required disclosure purposes only. For additional information, refer to Note 16 - Convertible Notes to the consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K and to our consolidated financial statements included herein. We had no interest rate hedge transactions in place on December 31, 2022.
Foreign Currency Risk
Foreign currency risk may impact our revenue and results of operations. In cases where we purchase inventory in one currency and sell corresponding products in another, our gross margin percentage is typically at risk based on foreign currency exchange rates. In addition, in cases where we may be generating operating income in foreign currencies, the magnitude of such operating income when translated into U.S. Dollars will be at risk based on foreign currency exchange rates. We had no foreign currency hedge transactions in place on December 31, 2022. We do not currently consider foreign currency risk to be material to our business. However, to the extent that the U.S. Dollar is stronger in current or future periods relative to the exchange rates in effect in comparative periods presented, our growth rates will be negatively affected.
Inflation Risk
Inflation generally impacts us by increasing our costs of labor, energy, material, transportation, increased price from suppliers, and general overhead costs. The rates of inflation experienced in recent years have not had a material impact on our financial statements as inflationary cost increases have been offset by annual price increases and productivity gains. However, any price increases imposed may lead to declines in sales volume if competitors do not similarly adjust prices. We cannot reasonably estimate our ability to successfully recover any impact of inflation cost increases into the future.

Item 8.     Financial Statements and Supplementary Data
HESKA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heska Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heska Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of loss, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-based compensation – assessment of probability related to stock-based compensation subject to performance-based vesting requirements

As described further in Note 12 to the financial statements, the Company grants restricted stock awards, restricted stock units, and stock options to management and directors. Certain restricted stock awards, restricted stock units, and stock options have performance-based vesting conditions, which vest based on when performance targets are met. Performance-based awards are recognized as an expense based on the probability of achieving the underlying performance targets. We identified the probability assessment of achieving the performance targets as a critical audit matter.

The principal considerations for our determination that the probability assessment of achieving the performance targets is a critical audit matter is that the probability is based on a subjective assessment of the Company’s prospective financial information. The probability assessment requires management to estimate achievement of future financial performance for sales growth, margins, and operating performance. Changes in the subjective probability assessment can materially affect the amount and timing of stock-based compensation expense and the probability assessment requires significant auditor subjectivity in evaluating the reasonableness of those judgments and estimates.

Our audit procedures related to the probability assessment of achieving the performance targets included the following, among others.

–We tested the design and operating effectiveness of internal controls related to management’s determination of stock-based compensation expense, including testing management’s review control over the Company’s forecast and multi-year outlook to achieve those performance targets and the manual control over the calculation of performance-based stock compensation.
–We evaluated the reasonableness of management’s prospective financial information by comparing management’s previous forecasts to actual results to assess management’s ability to accurately forecast actual results. We also evaluated the reasonableness of forecasted revenue, margin, and operating performance by comparing each to current market and industry trends, historical information, and inquiring of individuals outside the finance department. We also evaluated the consistency of forecasts used in the probability assessment with other elements of the financial statements that use the forecast as an input.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heska Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Heska Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Denver, Colorado
February 28, 2023

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$156,618	$223,574
Accounts receivable, net of allowance for losses of $1,129 and $874, respectively	29,493	27,995
Inventories	60,050	49,361
Net investment in leases, current, net of allowance for losses of $182 and $137, respectively	7,433	6,175
Prepaid expenses	5,514	5,244
Other current assets	5,926	7,206
Total current assets	265,034	319,555

Property and equipment, net	32,171	33,413
Operating lease right-of-use assets	6,897	5,198
Goodwill	135,918	118,826
Other intangible assets, net	62,393	56,705
Deferred tax asset, net	23,684	19,429
Net investment in leases, non-current	27,499	20,128
Investments in unconsolidated affiliates	3,959	5,424
Related party convertible note receivable, net	2,224	6,800
Promissory note receivable from investee, net	13,511	8,448
Other non-current assets	12,526	10,146
Total assets	$585,816	$604,072
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,403	$15,374
Accrued liabilities	15,149	19,424
Operating lease liabilities, current	2,944	2,227
Deferred revenue, current, and other	5,081	6,901
Total current liabilities	39,577	43,926

Convertible note, non-current, net	84,467	84,034
Notes payable	11,130	15,900
Deferred revenue, non-current	4,096	3,854
Operating lease liabilities, non-current	4,528	3,509
Deferred tax liability	16,438	12,667
Other liabilities	3,372	4,328
Total liabilities	163,608	168,218
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $0.01 par value, 20,000,000 shares authorized, 10,829,518 and 10,712,347 shares issued and outstanding, respectively	108	107
Additional paid-in capital	597,139	579,354
Accumulated other comprehensive (loss) income	(6,506)	5,037
Accumulated deficit	(168,533)	(148,644)
Total stockholders' equity	422,208	435,854
Total liabilities and stockholders' equity	$585,816	$604,072
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue, net	$257,307	$253,739	$197,323
Cost of revenue	146,140	147,945	116,033
Gross profit	111,167	105,794	81,290

Operating expenses:
Selling and marketing	47,661	45,284	38,468
Research and development	19,753	6,982	8,772
General and administrative	64,051	54,521	42,242
Total operating expenses	131,465	106,787	89,482
Operating loss	(20,298)	(993)	(8,192)
Interest and other expense, net	1,536	2,448	5,601
Net loss before income taxes and equity in losses of unconsolidated affiliates	(21,834)	(3,441)	(13,793)
Income tax (benefit) expense:
Current income tax expense	1,288	891	1,780
Deferred income tax benefit	(4,698)	(4,464)	(1,541)
Total income tax (benefit) expense	(3,410)	(3,573)	239

Net (loss) income before equity in losses of unconsolidated affiliates	(18,424)	132	(14,032)
Equity in losses of unconsolidated affiliates	(1,465)	(1,280)	(720)
Net loss after equity in losses of unconsolidated affiliates	(19,889)	(1,148)	(14,752)
Net loss attributable to redeemable non-controlling interest	—	—	(353)
Net loss attributable to Heska Corporation	$(19,889)	$(1,148)	$(14,399)

Basic loss per share attributable to Heska Corporation	$(1.92)	$(0.11)	$(1.66)
Diluted loss per share attributable to Heska Corporation	$(1.92)	$(0.11)	$(1.66)

Weighted average outstanding shares used to compute basic loss per share attributable to Heska Corporation	10,343	10,015	8,653
Weighted average outstanding shares used to compute diluted loss per share attributable to Heska Corporation	10,343	10,015	8,653
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss after equity in losses of unconsolidated affiliates	$(19,889)	$(1,148)	$(14,752)
Other comprehensive income (loss):
Minimum pension benefit (liability)	99	107	(40)
Translation adjustments and (losses) gains from intra-entity transactions	(11,642)	(9,239)	13,696
Comprehensive loss	(31,432)	(10,280)	(1,096)

Comprehensive loss attributable to redeemable non-controlling interest	—	—	(353)
Comprehensive loss attributable to Heska Corporation	$(31,432)	$(10,280)	$(743)

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	—	$—	7,882	$79	$290,216	$513	$(136,444)	$154,364
Adoption of accounting standards	—	—	—	—	—	—	(18)	(18)
Balances, January 1, 2020	—	—	7,882	79	290,216	513	(136,462)	154,346
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(14,399)	(14,399)
Issuance of common stock, net of shares withheld for employee taxes	—	—	85	1	2,795	—	—	2,796
Issuance of preferred stock	122	1	—	—	121,785	—	—	121,786
Conversion to common stock	(122)	(1)	1,509	15	(14)	—	—	—
Stock-based compensation	—	—	—	—	9,490	—	—	9,490
Purchase of minority interest	—	—	—	—	(622)	—	—	(622)
Other comprehensive income	—	—	—	—	—	13,656	—	13,656
Balances, December 31, 2020	—	$—	9,476	$95	$423,650	$14,169	$(150,861)	$287,053
Adoption of accounting standards	—	—	—	—	(29,834)	—	3,365	(26,469)
Balances, January 1, 2021	—	—	9,476	95	393,816	14,169	(147,496)	260,584
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(1,148)	(1,148)
Issuance of common stock, net of shares withheld for employee taxes	—	—	295	3	3,098	—	—	3,101
Equity offering, net of issuance costs	—	—	941	9	164,177	—	—	164,186
Stock-based compensation	—	—	—	—	18,263	—	—	18,263
Other comprehensive loss	—	—	—	—	—	(9,132)	—	(9,132)
Balances, December 31, 2021	—	$—	10,712	$107	$579,354	$5,037	$(148,644)	$435,854
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(19,889)	(19,889)
Issuance of common stock, net of shares withheld for employee taxes	—	—	118	1	(2,079)	—	—	(2,078)
Equity contingent consideration	—	—	—	—	3,860	—	—	3,860
Stock-based compensation	—	—	—	—	16,004	—	—	16,004
Other comprehensive loss	—	—	—	—	—	(11,543)	—	(11,543)
Balances, December 31, 2022	—	$—	10,830	$108	$597,139	$(6,506)	$(168,533)	$422,208

See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss after equity in losses from unconsolidated affiliates	$(19,889)	$(1,148)	$(14,752)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	13,966	13,555	11,385
Non-cash impact of operating leases	2,738	2,136	1,985
Deferred income tax benefit	(4,698)	(4,464)	(1,541)
Stock-based compensation	16,004	18,263	9,490
Provision for credit losses on convertible note receivable	3,899	—	—
Change in fair value of contingent consideration	(1,641)	(1,607)	—
Equity in losses of unconsolidated affiliates	1,465	1,280	720
Accretion of discounts and issuance costs	36	60	3,090
Provision for credit losses	—	353	614
Other losses (gains)	1,759	1,266	(91)
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	(1,494)	2,193	(5,755)
Inventories	(13,981)	(14,905)	(5,409)
Lease receivables	(9,078)	(5,902)	(611)
Other assets	(1,887)	(4,329)	340
Accounts payable	1,428	662	(280)
Other liabilities	(10,440)	(1,166)	159
Net cash (used in) provided by operating activities	(21,813)	6,247	(656)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of VetZ, net of cash acquired	(28,956)	—	—
Acquisition of Biotech	—	(16,250)	—
Acquisition of BiEssA, net of cash acquired	—	(4,513)	—
Acquisition of Lacuna, net of cash acquired	—	(3,882)	—
Acquisition of scil, net of cash acquired	—	—	(104,401)
Acquisition of CVM	—	—	(14,420)
Promissory note receivable issuance	(4,700)	(9,000)	—
Convertible note receivable issuance	—	—	(6,650)
Purchase of minority interest	—	—	(450)
Purchases of property and equipment	(2,114)	(1,768)	(686)
Proceeds from disposition of property and equipment	—	412	10
Net cash used in investing activities	(35,770)	(35,001)	(126,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,191	169,230	4,273
Payments for taxes related to shares withheld for employee taxes	(5,269)	(1,629)	(1,477)
Payment of stock issuance costs	—	(314)	(214)
Proceeds from issuance of preferred stock	—	—	122,000
Payments of related party debts	—	—	(1,140)
Borrowings on line of credit and other debts	—	7	613
Repayments of line of credit borrowings and other debts	(203)	(890)	(291)
Notes Payable	(4,770)	—	—
Net cash (used in) provided by financing activities	(7,051)	166,404	123,764
FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS	(2,322)	(410)	793
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,956)	137,240	(2,696)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	223,574	86,334	89,030
CASH AND CASH EQUIVALENTS, END OF YEAR	$156,618	$223,574	$86,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transfers of equipment between inventory and property and equipment, net	$2,563	$4,600	$4,437
Non-cash conversion of preferred stock to common stock	$—	$—	$122,000
Contingent consideration for acquisitions	$3,860	$4,034	$—
Notes payable issued in acquisition	$—	$15,900	$—
Indemnity holdback for acquisition	$1,420	$346	$—
See accompanying notes to consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell, manufacture, market and support diagnostic and specialty products and solutions for veterinary practitioners. Our portfolio includes POC diagnostic laboratory instruments and consumables including rapid assay diagnostic products and digital cytology services; POC digital imaging diagnostic products; local and cloud-based data services; PIMS and related software and support; reference laboratory testing; allergy testing and immunotherapy; heartworm preventive products; and vaccines. Our primary focus is on supporting companion animal veterinarians in providing care to their patients.
Basis of Presentation and Consolidation
In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2022 and 2021, as well as the results of our operations, statements of stockholders' equity and cash flows for the years ended December 31, 2022, 2021 and 2020.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

No customer accounted for more than 10% of our consolidated accounts receivable at December 31, 2022 or 2021.
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
Changes in the allowance for credit losses are summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balances at beginning of period	$874	$769	$186
Additions from acquisitions	—	3	90
Additions - charged to expense	485	353	614
Deductions - write offs, net of recoveries	(214)	(248)	(121)
Foreign exchange effects	(16)	(3)	—
Balances at end of period	$1,129	$874	$769

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The balance of accounts receivable, net of allowance for credit losses was $29.5 million, $28.0 million and $31.1 million as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
As discussed in Note 17, Notes Receivable, the Company also recorded an allowance for expected credit losses on our long-term notes receivable. Inherent in the assessment of the allowance are certain judgments and estimates including, among others, the borrower’s access to capital, the borrower’s willingness or ability to pay, general economic conditions and industry default rates, and the ongoing relationship with the borrower.
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

	As of December 31,
	2022	2021
European Union Euros	12,497	5,497
Swiss Francs	1,342	224
Canadian Dollars	1,854	4,191
GB Pounds	104	—
Australian Dollars	564	676
Malaysian Ringgit	1,369	1,412
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
The fair values of our financial instruments at December 31, 2022 and December 31, 2021 were (in thousands):

	Total	Level 1	Level 2	Level 3
2022
Financial Assets
Money market fund	$95,000	$95,000	$—	$—
Convertible note receivable embedded derivative	177	—	—	177
Financial Liabilities
BiEsseA Contingent Consideration	438	—	—	438
Balances, December 31, 2022	$95,615	$95,000	$—	$615

2021	Total	Level 1	Level 2	Level 3

Financial Assets
Convertible note receivable embedded derivative	$888	$—	$—	$888
Promissory note receivable embedded derivative	337	—	—	337
Financial Liabilities
BiEsseA Contingent Consideration	2,334	—	—	2,334
Balances, December 31, 2021	$3,559	$—	$—	$3,559
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial liabilities based upon Level 3 inputs include contingent consideration arrangements and notes payable relating to its acquisitions of Lacuna Diagnostics, Inc. ("Lacuna"), BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”), and Biotech Laboratories U.S.A. LLC ("Biotech"). The Company is obligated to pay contingent consideration payments of $2.0 million in connection with the Lacuna acquisition based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the Lacuna contingent consideration was $0 as of both December 31, 2021 and 2022. The Company is obligated to pay contingent consideration payments of $2.7 million in connection with the BSA acquisition based on the achievement of certain revenue metrics within three annual periods after 2021. Refer to Note 3, Acquisitions and Related Party Items for further discussion.
The fair value of our contingent consideration and notes payable arrangements was determined at inception based on a probability-weighted outcome analysis. The fair value of the contingent consideration and notes payable liabilities associated with future payments were based on several factors, the most significant of which are the financial and product development performance of the acquired businesses. For the contingent consideration liabilities, the Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire. Changes in fair value are recorded in the Consolidated Statements of Loss within general and administrative expenses. The note payable associated with the Biotech acquisition is not adjusted to fair value each period.
The following table presents the changes of our recurring Level 3 assets and liabilities as of December 31, 2022 (in thousands):

	Derivative Assets		Contingent Consideration Liabilities
	Convertible note receivable	Promissory note receivable	Lacuna	BiEsseA
Balances, December 31, 2021	$888	$337	$—	$2,334
Changes in fair value	(711)	(337)	—	(1,641)
Foreign currency impact	—	—	—	(255)
Balances, December 31, 2022	$177	$—	$—	$438
Options Embedded in Non-controlling Interest

In connection with the Biotech acquisition, the Company applied the guidance in ASC 480, Distinguishing Liabilities from Equity, to determine whether the put and call options embedded in shares representing a non-controlling interest represent a liability. If the fixed price of the embedded put and call options are identical at a stated future date, the embedded options and the non-controlling interest are accounted for on a combined basis as a financing arrangement of the purchase of the non-controlling interest and are recorded as a liability at fair value on the reporting date. The Company fully consolidates the subsidiary, including 100 percent of the subsidiary net income or loss, in its Consolidated Statements of Loss.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation is relieved and the resulting gain or loss, if any, is recognized in the Consolidated Statements of Loss. We provide for depreciation primarily using the straight-line method by charges to income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Building	10 to 43 years
Machinery and equipment	2 to 10 years
Office furniture and equipment	3 to 13 years
Computer hardware and software	3 to 5 years
Leasehold and building improvements	5 to 30 years

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, which range from three to five years. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and related primarily to the determination of performance requirements, data conversion and training. Costs capitalized in connection with internal-use software were immaterial for the years ended December 31, 2022, 2021, and 2020.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company performed a qualitative assessment during the first quarter of 2020. Based on the interim assessment performed, we concluded that there was no triggering event and additionally, no indications of impairment existed. We performed qualitative assessments in the fourth quarters of 2021 and 2020 and determined that no indications of impairment existed. Despite no indication of a triggering event or indications of impairment throughout 2022, in the fourth quarter, we elected to bypass the qualitative approach and instead proceeded directly to assessing the fair value of all of our reporting units and comparing the fair value of each reporting unit to the carrying value to determine if any impairment exists. We estimate the fair values of the reporting units using an income approach based on discounted forecasted cash flows. The income approach involves making significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment loss in a future period. We also utilize a market approach utilizing guideline public company method or guideline transaction method, or both.
No goodwill impairment was identified during the year ended December 31, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to adjust the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. We had a $0.2 million impairment of our intangible assets during the year ended December 31, 2022. We had no impairments of our intangible assets during the years ended December 31, 2021 and 2020.
Revenue Recognition

We generate revenue through the sale of products, either by outright purchase by our customers or through a subscription agreement whereby our customers receive instruments and pay us a monthly fee for the consumables needed to conduct testing. Subscription placement is the majority of our POC laboratory transactions while outright sales to customers are the majority of both POC imaging diagnostic transactions and Pharmaceuticals, Vaccines and Diagnostic ("PVD") revenue.

With the acquisition of VetZ on January 3, 2022, the Company entered the market for veterinary PIMS. Revenue for the sale of software licenses is recognized at a point in time upon delivery of the software. The software has significant stand-alone functionality, and provides the customer with the right to use the intellectual property as it exists at the point in time at which the license is granted. Revenue for support services, cloud-based services, and installation and training is recognized over time as the services are performed. Refer to Note 3 for further details regarding the VetZ acquisition.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our revenue under subscription agreements relates to operating-type lease ("OTL") arrangements or sales-type lease ("STL") arrangements. Classification of an OTL or STL is primarily determined as a result of the length of the contract as compared to the estimated economic life of the instrument, among other factors. Leases are outside of the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. An STL would result in earlier recognition of instrument revenue as compared to an OTL, which is generally upon installation of the instruments. Instrument lease revenue for our OTL subscription agreements is recognized on a straight-line basis over the life of the lease and is included with the predominant non-lease components in consumables revenue. For instrument only OTL agreements, operating lease income is recognized on a straight-line basis over the term of the lease. The cash collected under both arrangements is over the term of the contract. The OTLs and STLs are not cancellable until after an initial term. See below for additional information on our lease accounting policies.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expenses were $1.4 million for the year ended December 31, 2022, $0.6 million for the year ended December 31, 2021, and $0.4 million for the year ended December 31, 2020.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our segment revenue (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America Revenue:
POC Lab Instruments & Other	$17,178	$14,837	$13,663
POC Lab Consumables	78,302	72,004	59,247
POC Imaging & Informatics	27,335	29,512	20,651
PVD	22,020	24,939	19,810
OVP	16,927	17,606	17,695
Total North America Revenue	$161,762	$158,898	$131,066
International Revenue:
POC Lab Instruments & Other	$15,660	$15,001	$7,782
POC Lab Consumables	41,205	46,016	32,354
POC Imaging & Informatics	35,209	28,492	22,537
PVD	3,471	5,332	3,584
Total International Revenue	$95,545	$94,841	$66,257
Total Revenue	$257,307	$253,739	$197,323

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $219.2 million. As of December 31, 2022, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2023	$51,556
2024	47,923
2025	41,660
2026	36,428
2027	22,720
Thereafter	18,941
$219,228

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in Other current assets and Other non-current assets on the accompanying Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of December 31, 2022 were $1.8 million and $5.9 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2021 were $1.5 million and $5.1 million for current and non-current assets, respectively, shown net of related unearned interest. The increase in contract assets for the twelve-month period ended December 31, 2022 is primarily related to additional contract assets recorded for contracts with a free term, partially offset by payments received. The balances as of December 31, 2020 were $1.2 million and $4.1 million for current and non-current assets, respectively, shown net of related unearned interest.

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2022, 2021 and 2020 contract liabilities were $8.3 million, $9.6 million and  $9.9 million respectively, and are included within Deferred revenue, current, and other and Deferred revenue, non-current in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended December 31, 2022 is attributable to approximately $10.9 million of revenue recognized during the period and an exchange rate impact of $0.1 million, partially offset by approximately $8.8 million of additional deferred sales in 2022, and the acquisition of VetZ contract liabilities of approximately $0.9 million. The decrease in the contract liability balance during the year ended December 31, 2021 is $6.8 million of revenue recognized during the period, offset by $6.5 million of additional deferred sales. Contract liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Costs

The Company capitalizes certain direct incremental costs incurred to obtain customer contracts, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. Contract costs are classified as current or non-current, and are included in "Other current assets" and "Other non-current assets" in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense. Contract costs are generally amortized into selling and marketing expense with a certain percentage recognized immediately based upon placement of the instrument with the remainder recognized on a straight-line basis (which is consistent with the transfer of control for the related goods or services) over the average term of the underlying contracts, approximately 6 years. Management assesses these costs for impairment at least quarterly on a portfolio basis and as “triggering” events occur that indicate it is more-likely-than-not that an impairment exists. The balances of contract costs as of December 31, 2022, 2021 and 2020 were $5.0 million, $4.1 million and $3.0 million respectively. The increase in contract costs for the year ended December 31, 2022 is due to approximately $2.4 million of additional contract cost capitalization, offset by amortization expense of approximately $1.5 million. In the year ended December 31, 2021, approximately $2.2 million of additional contract costs were capitalized, offset by amortization expense of approximately $1.1 million. Contract costs are calculated and reported on a portfolio basis.

3.    ACQUISITION AND RELATED PARTY ITEMS
VetZ Acquisition

On January 3, 2022, the Company acquired 100% of the equity of VetZ, a European leader in veterinary PIMS, for an aggregate purchase price of approximately $35.5 million. The purchase price consisted of approximately $31.6 million in cash as well as contingent consideration as described below. The cash purchase price includes a general indemnity holdback of approximately $1.4 million to be released within 18 months of closing. The cash purchase price was also reduced by a negative net working capital adjustment of approximately $0.6 million.

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

The purchase price exceeded the fair value of the identifiable net assets, resulting in goodwill of $22.0 million, all of which is attributable to our International segment. The goodwill resulting from this acquisition consists of new product offerings from entering the PIMS market. All of the goodwill is tax deductible for purposes of calculating Controlled Foreign Corporation tested income, which may result in a decrease to the Company's future U.S. federal tax liability.

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

The information below represents the purchase price allocation as of the acquisition date (in thousands):

January 3, 2022
Purchase price in cash	$31,627
Fair value of equity contingent consideration	3,860
Total purchase consideration	$35,487

Cash and cash equivalents	$1,251
Inventory	359
Accounts receivable	824
Prepaid expenses and other assets	318
Property and equipment, net	602
Operating lease right-of-use assets	2,962
Intangible assets	18,504
Total assets acquired	24,820
Accounts payable	520
Accrued liabilities	1,260
Operating lease liabilities, current	247
Deferred revenue, current, and other	1,014
Operating lease liabilities, non-current	2,714
Deferred tax liabilities	5,246
Other liabilities	318
Net assets acquired	13,501
Goodwill	21,986
Total fair value of consideration transferred	$35,487

During the year ended December 31, 2022, the Company made certain valuation adjustments to provisional amounts previously recognized. These measurement period adjustments resulted in a net $584 thousand decrease of goodwill, primarily due to fair value adjustments and a change in municipality tax rate resulting in an increase in net identifiable assets acquired. The Company finalized the accounting for the VetZ acquisition in the fourth quarter of 2022.

Intangible assets acquired, amortization method and estimated useful life as of January 3, 2022, were as follows (dollars in thousands):

	Weighted- Average Useful Life	Amortization Method	Fair Value
Customer relationships	12 years	Straight-line	$12,941
Trade name	8 years	Straight-line	1,816
Developed technology	4.3 years	Straight-line	3,747
Total intangible assets acquired			$18,504

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VetZ generated net revenue of $12.2 million and a net loss of $1.5 million for the period from January 3, 2022 to December 31, 2022.

The Company incurred acquisition related costs of approximately $0.7 million and $0.6 million for the twelve months ended December 31, 2022 and 2021, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.

Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Revenue, net	$257,307	$265,093
Net (loss) income before equity in losses of unconsolidated affiliates	$(18,424)	$940
Net loss attributable to Heska Corporation	$(19,889)	$(340)
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
In conjunction with the acquisition, the Company entered into various put and call options which are classified on the Consolidated Balance Sheets as Notes payable. The Company is obligated to pay contingent notes of up to $17.5 million based on the achievement of certain product development milestones or at a predetermined date in the future. The written put options can be exercised after June 30, 2024, at a valuation identical to the initial purchase price. The written call options can be exercised at any time prior to June 30, 2026, at an amount equal to two times the initial valuation or after June 30, 2026, at a valuation identical to the initial purchase price. Additionally, if certain product development milestones are met, the shares may be bought in various tranches at two times the initial valuation. The Company evaluated the put and call options embedded in the shares representing the non-controlling interest under the guidance in ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability because the fixed price of the put and call options are identical starting after June 30, 2026. As a result, the Company recorded the transaction as a financing arrangement of the purchase of the non-controlling interest, and will record 100% of the income and loss of Biotech in our Consolidated Statements of Loss. The options were not redeemable as of the acquisition date. As of the period ending December 31, 2022, two of the product development milestones were achieved. During the year ended December 31, 2022, the Company made payments of $5.3 million. $4.8 million was a reduction to Notes payable and $0.5 million was recorded to interest expense. The Company acquired an additional 10.50% interest for a majority interest ownership of 75.50%. The counterparty owns the remaining minority interest of 24.50%. The estimated fair value of the Notes Payable as of the acquisition date of $15.9 million is inclusive of the probability weighted outcomes of the options described herein and was determined using Level 3 inputs. As of the period ending December 31, 2022, the remaining value of the Notes Payable is $11.1 million.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company incurred acquisition related costs of approximately $0.6 thousand and $0.4 million for the years ended December 31, 2022 and 2021, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.
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
As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.7 million based on the achievement of certain performance metrics within three annual periods after 2021, each of which can pay up to one third of the total earn-out. The fair value of the contingent consideration was $2.3 million as of the acquisition date and as of December 31, 2021, and subsequently decreased to $0.4 million as of December 31, 2022.
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
Per the tax indemnification included in the purchase agreement of BSA, the seller has indemnified the Company for $0.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2025. As of December 31, 2022, approximately $0.3 million of the indemnification agreement remains outstanding.

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
The Company incurred acquisition related costs of approximately $0 and $0.3 million for the years ended December 31, 2022 and 2021, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.
Pro forma financial information related to the acquisition of BSA has not been provided as it is not material to our consolidated results of operations.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lacuna Acquisition

On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's POC diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. $0.3 million and $0.1 million of the indemnification holdback was released for licensing fees during the twelve months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, $0.0 million of the indemnification holdback remains outstanding.

As additional consideration for the shares, the Company agreed to a contingent earn-out of an additional $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million, and subsequently decreased to $0 as of December 31, 2022 and 2021, which resulted in a $1.7 million gain included within general and administrative expenses in the Consolidated Statement of Loss for the year ended December 31, 2021.

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
The Company incurred acquisition related costs of approximately $0 and $0.1 million for the years ended December 31, 2022 and 2021, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.
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

Per the tax indemnification included in the purchase agreement of scil, the seller has indemnified the Company for $1.1 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2027. As of December 31, 2022, approximately $0.1 million of the indemnification agreement remains outstanding.

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

The Company incurred acquisition related costs of approximately $0, $0 and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are included within general and administrative expenses on our Consolidated Statements of Loss.

Unaudited Pro Forma Financial Information

The following tables present unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2020 (in thousands):

Year Ended
December 31, 2020
Revenue, net	$215,874
Net loss before equity in losses of unconsolidated affiliates	$(14,848)
Net loss attributable to Heska Corporation	$(15,215)

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
Other Related Party Activities
In connection with the VetZ acquisition, the Company entered into a related party building lease agreement with the former owners, who are now employees of the Company. The Company recorded operating lease expense of $284 thousand related to this lease for the twelve months ended December 31, 2022. The right-of-use asset and lease liability related to the building lease were approximately $2.3 million and $2.3 million as of December 31, 2022, respectively.

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

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	December 31, 2022	December 31, 2021
Equity method investment	$941	$2,406
Non-marketable equity security investment	3,018	3,018
Investment in Unconsolidated Affiliates	$3,959	$5,424
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of December 31, 2022, our ownership interest in the business was 26.0%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net income before equity in losses of unconsolidated affiliates within the Consolidated Statements of Loss. The Company has a note receivable from the equity method investee. Refer to Note 17, Notes Receivable, for additional details.
Non-Marketable Equity Security Investment
On August 8, 2018, the Company invested approximately $3.0 million, including costs, in exchange for preferred stock of LightDeck. The Company's investment is a non-marketable equity security, recorded using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.
As part of the agreement, the Company entered into a Supply and License Agreement, which provides that the LightDeck produce and commercialize products that will enhance the Company's diagnostic portfolio. As part of this agreement, the Company made an upfront payment of $1.0 million related to a worldwide exclusive license agreement over a 20-year period, recorded in both short and long-term other assets. In addition, the agreement provides for an additional contingent payment of $10.0 million, relating to the successful achievement of sales milestones. This potential future milestone payment has not yet been accrued as it is not deemed by the Company to be probable at this time.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

development operating expenses. Expense is recognized ratably when incurred and in accordance with the development plan.
On January 3, 2023 (the "closing date"), the Company acquired 100% of the shares of LightDeck for approximately $37 million, of which $13.7 million was the reacquisition of the Company's previously held promissory notes discussed further below and in Note 17. The agreement also included a general indemnity holdback of approximately $2.6 million. The preliminary cash purchase price is subject to potential purchase price adjustments, and the holdback must be released within 18 months of the closing date. The preliminary allocation of the cash purchase price to the fair value of assets acquired and liabilities assumed has not yet been completed. It is not practicable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these consolidated financial statements.
The Company evaluated the investment in LightDeck as well as a First Promissory Note and Second Promissory Note, discussed in Note 17, to determine whether we met the requirement for consolidation prior to the acquisition within the Variable Interest Entity ("VIE") and Voting Interest Entity ("VOE") models. In accordance with both the VIE and VOE models, it was concluded that while the Company does have a variable interest in LightDeck, the Company does not assert control over LightDeck and therefore should not consolidate their financial results prior to closing a merger transaction.
5.    INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(13,465)	$2,347	$(9,441)
Foreign	(8,369)	(5,788)	(4,352)
	$(21,834)	$(3,441)	$(13,793)

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Temporary differences that give rise to the components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Inventory	$6,995	$4,616
Accrued compensation	182	(70)
Stock options	3,882	3,581
Research and development tax credit	1,803	1,276
Research and development expense	6,387	3,291
Deferred revenue	1,411	1,390
Property and equipment	1,533	524
Net operating loss carryforwards	3,764	4,401
Foreign tax credit carryforward	—	64
Sales-type leases	1,800	2,494
Foreign intangible	(14,098)	(11,477)
Foreign net investment in leases	(2,474)	—
Allowance for bad debt	1,319	219
Interest expense limitation	807	—
Other	(598)	(759)
	12,713	9,550
Valuation allowance	(4,997)	(2,788)
Total net deferred tax assets	$7,716	$6,762

The components of the income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit) :
Federal	$273	$—	$(24)
State	1,041	666	339
Foreign	(26)	225	1,465
Total current expense	$1,288	$891	$1,780
Deferred income tax (benefit) expense:
Federal	$(2,930)	$(4,364)	$369
State	(1,223)	(813)	289
Foreign	(545)	713	(2,199)
Total deferred benefit	(4,698)	(4,464)	(1,541)
Total income tax (benefit) expense	$(3,410)	$(3,573)	$239

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's income tax (benefit) expense relating to income (loss) for the periods presented differs from the amounts that would result from applying the federal statutory rate to that income (loss) as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21%	21%	21%
State income taxes, net of federal benefit	1%	3%	(4)%
Non-consolidated investment income	1%	8%	1%
Foreign income inclusion	—%	—%	(12)%
Non-temporary stock option benefit	4%	49%	6%
Other permanent differences	(1)%	—%	1%
Foreign tax rate differences	3%	10%	2%
Change in tax rate	—%	8%	1%
Change in valuation allowance	(11)%	88%	(4)%
Other deferred differences	(1)%	(25)%	(2)%
Transaction costs	—%	(4)%	(6)%
Executive compensation limitation	(9)%	(65)%	(6)%
Research & development credit	6%	(1)%	2%
Equity investment	(1)%	(8)%	(4)%
Change in uncertain tax benefits	—%	11%	3%
Contingent consideration	2%	10%	—%
Other foreign income taxes due	—%	(2)%	—%
Other	1%	1%	(1)%
Effective income tax rate	16%	104%	(2)%

In 2022, we had total income tax benefit of $3.4 million, including $4.2 million in domestic deferred income tax benefit and $0.5 million in foreign deferred income tax benefit, and $1.3 million in current income tax expense. In 2021, we had total income tax benefit of $3.6 million, including approximately $5.2 million in domestic deferred income tax benefit and $0.7 million of foreign deferred income tax expense, and $0.9 million in current income tax expense. In 2020, we had total income tax expense of $0.2 million, including approximately $0.6 million in domestic deferred income tax expense and $2.2 million of foreign deferred income tax benefit, and approximately $1.8 million in current income tax expense. Income tax benefit decreased in 2022 from 2021 due to income tax expense related to change in valuation allowance offset by the additional tax benefit from financial reporting loss and research and development credits. Income tax expense decreased in 2021 from 2020 due to change in valuation allowance, stock option benefits, and executive compensation limitation.

Cash paid for income taxes for the years ended December 31, 2022, 2021 and 2020 was $2.7 million, $2.4 million and $993 thousand, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Although the U.S. and many states generally have statutes of limitations ranging from 3 to 5 years, those statutes could be extended due to the Company’s net operating loss and tax credit carryforward positions in several of the Company's tax jurisdictions. In the U.S., the tax years 2019 - 2021 remain open to examination by the Internal Revenue Service.

As of December 31, 2022, the Company had a domestic research and development tax credit carryforward of approximately $1.8 million for federal tax purposes, which is offset by the uncertain tax position of $0.5 million, discussed below. All federal net operating loss carryforwards (“NOL”) are expected to be utilized in 2022. Our foreign NOL of $13.1 million and foreign interest expense limitation carryforward of $0.8 million do not have an expiration date.

The Company considered multiple factors in assessing the need for an increase in the partial valuation allowance against the Company’s deferred tax assets as of December 31, 2022. Due to future projected income and IRC §174 research and development capitalization requirements, the Company believes it will be able to utilize the remaining research and development tax credits before they expire. For foreign purposes, the Company believes due to projected losses and historical three year cumulative losses in Germany, France, Italy and Spain, all statutory deferred tax assets will not be utilized and therefore increased the valuation allowance against all statutory deferred balances. As a result, the Company recorded an additional $2.2 million tax effected increase to the current partial valuation allowance against the Company's statutory foreign assets for the year ended December 31, 2022. As of December 31, 2022, the Company had a deferred tax asset of approximately $6.4 million from net operating losses, interest expense limitation carryforward, and tax credits and a net partial valuation allowance of approximately $5.0 million recorded against these deferred tax assets. The Company will continue to closely monitor the need for an additional valuation allowance against its deferred tax assets in each subsequent reporting period, which can be impacted by actual operating results compared to the Company's forecast.

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

The following provides a reconciliation of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$(893)	$(808)
Additions based on prior year tax positions	(378)	(508)
Additions based on current year tax position	(104)	—
Reductions from lapse in statues of limitation	436	404
Currency translation adjustment	47	19
Other adjustment	28	—
Balance at the end of period	$(864)	$(893)

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total amount of unrecognized tax benefits as of December 31, 2022 was approximately $0.9 million, which may impact the effective tax rate if recognized. Historically, these unrecognized tax benefits were recognized as part of the acquisition of scil animal care company GmbH ("scil") in 2020 and BiEssA A-Laboratorio die Analisi Veterinarie S.r.l ("BSA") in 2021. Per the tax indemnification included in the purchase agreements of scil and BSA, the sellers have indemnified the Company for these other liabilities, which would reduce the economic impact to the Company if these positions were settled with tax authorities. In 2022, the Company increased unrecognized tax benefits of $0.5 million related to the 2019 - 2022 domestic research and development tax credits. These credits often receive challenge and include controversy in the Internal Revenue Service's interpretation of both facts and law that may differ from that of the Company. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a material impact on the combined financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. Interest and penalties accrued as of December 31, 2022 are $28 thousand.

As of December 31, 2022, the Company had accumulated undistributed earnings generated by foreign subsidiaries of approximately $4.1 million, which would be subject to U.S. taxes and foreign withholding taxes of approximately $0.2 million if repatriated. If the Company decides to repatriate these foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings would no longer be indefinitely invested outside the United States.
6.     LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$6,897	$5,198
Finance	Property and equipment, net	1,471	1,650
Total Leased Assets		$8,368	$6,848

Liabilities
Operating	Operating lease liabilities, current	$2,944	$2,227
	Operating lease liabilities, non-current	4,528	3,509
Finance	Deferred revenue, current, and other	127	200
	Other liabilities	307	331
Total Lease Liabilities		$7,906	$6,267

For the year ended December 31, 2022, operating lease expense was approximately $3.2 million, including immaterial variable lease costs. For the year ended December 31, 2021, operating lease expense was approximately $3.1 million, including immaterial variable lease costs. For the year ended December 31, 2020, operating lease expense was approximately $2.8 million, including immaterial variable lease costs.

Finance lease amortization expense was $0.2 million, $0.4 million, and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Finance lease interest expense was $15 thousand, $12 thousand, and $10 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Supplemental cash flow information related to the Company's operating and finance leases for the years ended December 31, 2022, 2021, and 2020 respectively, was as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows - operating leases	$2,984	$2,315	$2,213
Operating cash outflows - finance leases	$15	$12	$10
Financing cash outflows - finance leases	$199	$290	$250
ROU assets obtained in exchange for new lease obligations:
Operating leases	$1,781	$1,028	$788
Finance leases	$122	$310	$159

The following table presents the weighted average remaining lease term and weighted average discount rate related to the Company's leases:

	December 31,
	2022	2021
Weighted average remaining lease term:
Operating	4.8 years	3.0 years
Finance	3.2 years	3.5 years
Weighted average discount rate:
Operating	3.7%	4.2%
Finance	3.5%	3.0%

The following table presents the maturity of the Company's lease liabilities as of December 31, 2022 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$3,255	$168
2024	1,212	134
2025	898	102
2026	653	50
2027	461	5
Thereafter	1,405	—
Total lease payments	7,884	459
Less: imputed interest	412	25
Total lease liabilities	$7,472	$434

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lessor Accounting
The Company enters into sales-type leases as part of our subscription agreements. The following table presents the maturity of the Company's lease receivables as of December 31, 2022 (in thousands):

Year Ending December 31,	Sales-Type Leases
2023	$7,674
2024	7,451
2025	6,636
2026	5,888
2027	4,335
Thereafter	2,948
Total lease receivables	$34,932

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Sales-type lease revenue	$16,273	$12,243	$5,617
Sales-type lease cost of revenue	13,553	9,925	3,951
Profit recognized at commencement for sales-type leases	$2,720	$2,318	$1,666

Operating lease income	$1,669	$2,110	$1,012

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
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Years ended December 31,
	2022	2021	2020
Net loss attributable to Heska Corporation	$(19,889)	$(1,148)	$(14,399)

Basic weighted-average common shares outstanding	10,343	10,015	8,653
Assumed exercise of dilutive stock options and restricted shares	—	—	—
Diluted weighted-average common shares outstanding	10,343	10,015	8,653

Basic loss per share attributable to Heska Corporation	$(1.92)	$(0.11)	$(1.66)
Diluted loss per share attributable to Heska Corporation	$(1.92)	$(0.11)	$(1.66)
The following potentially outstanding common shares from convertible preferred stock, convertible senior notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Years ended December 31,
	2022	2021	2020
Convertible preferred stock	—	—	458
Convertible senior notes	996	996	118
Stock options and restricted shares	278	404	328
	1,274	1,400	904

As more fully described in Note 16, the Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. As discussed in Note 1, the Company early adopted ASU 2020-06, effective January 1, 2021, which amends certain guidance on the computation of EPS for convertible instruments. Prior to the adoption of ASU 2020-06, the Company used the treasury stock method when calculating the potential dilutive effect of the conversion feature of the Notes on earnings per share, if any. Under ASU 2020-06, the treasury stock method is no longer available, and entities must apply the if-converted method for convertible instruments and the effect of potential share settlement must be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For year ended December 31, 2022, all of the potentially issuable shares with respect to the Notes were excluded from the

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

calculation of diluted net earnings per share because the effect was anti-dilutive. The Company has elected to apply the modified retrospective method of adoption and will not restate EPS for the prior period.
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
8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the changes in goodwill during the years ended December 31, 2022 and 2021 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2020	$35,414	$52,862	$88,276
Goodwill attributable to acquisitions	30,039	4,562	34,601
Foreign currency adjustments	82	(4,133)	(4,051)
Carrying amount, December 31, 2021	$65,535	$53,291	$118,826
Goodwill attributable to acquisitions	—	21,986	21,986
Measurement period adjustment to prior year acquisition	(17)	—	(17)
Foreign currency adjustments	(606)	(4,271)	(4,877)
Carrying amount, December 31, 2022	$64,912	$71,006	$135,918

Other intangibles assets, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$56,900	$(16,002)	$40,898	$47,629	$(11,145)	$36,484
Developed technology	19,143	(6,462)	12,681	15,633	(3,218)	12,415
Trade names	1,818	(319)	1,499	223	(166)	57
Intangible assets not subject to amortization:
Trade names	7,315	—	7,315	7,749	—	7,749
Total intangible assets	$85,176	$(22,783)	$62,393	$71,234	$(14,529)	$56,705

Amortization expense relating to other intangibles is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Amortization expense	$8,559	$6,291	$5,196

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the twelve months ended December 31, 2022, the Company impaired customer relationship and trade name intangible assets as a result of entity rationalization due to acquisition activity. Impairment expense of $0.2 million was recorded to Sales and marketing within operating expenses.

The remaining weighted-average amortization period for intangible assets is approximately 7.6 years.

Estimated amortization expense related to intangibles for each of the five years from 2023 through 2027 and thereafter is as follows (in thousands):

Year Ending December 31,
2023	$8,470
2024	7,870
2025	7,826
2026	7,432
2027	6,505
Thereafter	16,975
Total amortization related to finite-lived intangible assets	55,078
Indefinite-lived intangible assets	7,315
Net intangible assets	$62,393

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$2,182	$2,959
Building	11,558	11,288
Machinery and equipment	39,141	39,851
Office furniture and equipment	1,951	1,732
Computer hardware and software	5,923	5,285
Leasehold and building improvements	10,854	10,796
Construction in progress	283	286
Property and equipment, gross	71,892	72,197
Less accumulated depreciation	(39,721)	(38,784)
Total property and equipment, net	$32,171	$33,413
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of December 31, 2022 and 2021 was $15.7 million and $15.1 million, respectively, before accumulated depreciation of $6.5 million and $5.8 million, respectively.
Depreciation expense for property and equipment was $4.7 million, $6.4 million and $6.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$20,978	$16,094
Work in process	4,102	3,656
Finished goods	34,970	29,611
Total inventories	$60,050	$49,361

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.
11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and employee benefits	$7,908	$9,392
Accrued property taxes	670	656
Accrued purchase orders	203	552
Accrued taxes	2,123	3,574
Other	4,245	5,250
Total accrued liabilities	$15,149	$19,424

Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
Stock Plans
The Company has stock incentive plans which authorize granting of stock options, restricted stock awards, restricted stock units, and stock purchase rights to our employees, officers, directors and consultants. In 1997, the board of directors adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which was later amended in December 2018 to be renamed the "Stock Incentive Plan." In May 2012, stockholders approved an amendment allowing for an increase of 250,000 shares and an annual increase through 2016 based on the number of non-employee directors serving as of our Annual Meeting of Stockholders, subject to a maximum of 45,000 shares per year. The plan was further amended in May 2016, May 2018, and April 2020 to increase the number of shares authorized for issuance by 500,000, 250,000, and 300,000 shares, respectively. In May 2003, the stockholders approved a new plan, the 2003 Equity Incentive Plan (the "2003 Plan"), which allows for the granting of stock options/restricted stock for up to 239,050 shares of the Company's common stock. In May 2021, stockholders approved the Heska Corporation Equity Incentive Plan (the "Stock Plan") that replaced the Stock Incentive Plan and the 2003 Plan and includes a reserve for an additional 250,000 shares of common stock along with any shares that remained available for grant under the prior plans. The total number of shares reserved for issuance as of December 31, 2022 was 132,024.

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
We use the Black-Scholes option-pricing model to estimate the fair value of time-vested and performance stock options granted, which includes four key inputs: expected term, expected volatility, risk-free interest rate and expected dividends. Our expected term is estimated based on historical exercise patterns. Our expected volatility input was estimated based on our historical stock price volatility. Our risk-free interest rate input was determined based on the U.S. Treasury yield curve at the time of option issuance. Our expected dividends inputs were zero in all periods as we did not anticipate paying dividends in the foreseeable future. For options tied to market performance, the fair value used in our expense recognition method is measured based on the number of shares granted, and a Monte Carlo simulation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. We recognize forfeitures as they occur. No stock options were granted during 2022.

Time Vesting Stock Options
The fair value of each time vesting option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rate	0.98%	3.64%
Expected lives	5.6 years	5.3 years
Expected volatility	47%	46%
Expected dividend yield	0%	0%

A summary of our time vesting stock option activity is as follows:

	Year Ended December 31,
	2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	420,202	$64.06
Granted at market	—	$—
Forfeited	(7,416)	$122.56
Expired	(291)	$150.29
Exercised	(72,457)	$25.87
Outstanding at end of period	340,038	$70.84
Exercisable at end of period	322,662	$66.18

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total estimated fair value of time vesting stock options granted was computed to be approximately $1.6 million and $2.4 million during the years ended December 31, 2021 and 2020, respectively. The amounts are amortized ratably over the requisite service periods of the options. The weighted average estimated fair value per option of options granted was computed to be approximately $82.77 and $28.66 during the years ended December 31, 2021 and 2020, respectively. The total intrinsic value of options exercised was $7.2 million, $9.9 million and $5.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. The cash proceeds from options exercised were $2.2 million, $3.3 million and $3.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes information about time vesting stock options outstanding and exercisable at December 31, 2022.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$7.36 - $21.09	36,148	1.41	$12.49	36,148	1.41	$12.49
$21.10 - $69.76	89,717	6.11	$54.97	89,717	6.11	$54.97
$69.77 - $71.83	80,851	5.33	$69.81	80,851	5.33	$69.81
$71.84 - $95.65	86,131	5.80	$79.59	86,131	5.80	$79.59
$95.66 - $188.62	47,191	7.05	$131.51	29,815	6.46	$116.40
$7.36 - $188.62	340,038	5.48	$70.84	322,662	5.34	$66.18
As of December 31, 2022, there was approximately $0.8 million of total unrecognized compensation cost related to outstanding time vesting stock options. That cost is expected to be recognized over a weighted-average period of 1.1 years with all cost to be recognized by the end of May 2024, assuming all options vest according to the vesting schedules in place at December 31, 2022. As of December 31, 2022, the aggregate intrinsic value of outstanding options was approximately $2.4 million and the aggregate intrinsic value of exercisable options was approximately $2.4 million.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Performance Stock Options
Our performance-based stock options are tied to either market-related vesting conditions or Company performance metrics, including future product launches, future sales targets, operating performance, and EBITDA.
A summary of our performance-based stock option activity is as follows:

	Year Ended December 31,
	2022
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	254,800	$79.71
Granted at market	—	$—
Forfeited	(5,000)	$60.94
Exercised	(5,000)	$60.94
Outstanding at end of period	244,800	$80.48
Exercisable at end of period	93,750	$60.94
The total estimated fair value of performance-based stock options granted was computed to be approximately $2.6 million and $6.0 million during the years ended December 31, 2021 and 2020, respectively. The weighted-average estimated fair value per option of options granted was computed to be approximately $75.62 and $25.04 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, the aggregate intrinsic value of outstanding options was approximately $0.3 million and the aggregate intrinsic value of exercisable options was approximately $0.1 million. As of December 31, 2022, there was approximately $0.4 million of total unrecognized compensation cost related to outstanding performance-based stock options that is expected to be recognized over a weighted-average period of 0.7 years.

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life in Years	Weighted Average Outstanding Price	Number of Options Exercisable at December 31, 2022	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$60.94	210,000	7.29	$60.94	93,750	7.29	$60.94
$198.40	34,800	3.44	$198.40	—	—	$—
$60.94 - $198.40	244,800	6.75	$80.48	93,750	7.29	$60.94
As of December 31, 2022, we reviewed each of the underlying corporate performance targets and determined that approximately 75,000 shares were related to corporate performance targets of which we did not deem achievement probable. The unrecognized compensation cost associated with the performance options not deemed probable, based on grant date fair value, is approximately $1.9 million. Any change in the probability determination could accelerate the recognition of this expense.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table summarizes restricted stock transactions for the year ended December 31, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Restricted Stock	Weighted-Average Grant Date Fair Value Per Award	Restricted Stock	Weighted-Average Grant Date Fair Value Per Award
Non-vested as of December 31, 2021	493,513	$141.98	6,000	$172.11
Granted	78,236	$115.91	26,173	$100.97
Vested	(114,991)	$90.57	—	$—
Forfeited	(14,239)	$91.17	(243)	$127.09
Non-vested as of December 31, 2022	442,519	$152.36	31,930	$114.14
The weighted average grant date fair value per share of awards granted during the year was $115.91, $207.24, and $87.29 for the years ended December 31, 2022, 2021 and 2020, respectively. Fair value of restricted stock vested was $15.8 million, $5.6 million, and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was approximately $16.1 million and $2.1 million of total unrecognized compensation cost related to restricted stock awards and restricted stock units, respectively, with probable Company performance targets, as well as market and time vesting conditions. The Company expects to recognize this expense over a weighted average period of 1.7 years for restricted stock awards and 2.0 years for restricted stock units. As of December 31, 2022, we reviewed each of the underlying corporate performance targets and determined that approximately 222,000 shares of common stock for restricted stock awards and approximately 3,000 shares of common stock for restricted stock units were related to corporate performance targets of which we did not deem achievement probable. The unrecognized compensation cost associated with the restricted stock awards and restricted stock units not deemed probable, based on grant date fair value, is approximately $33.5 million and $0.6 million, respectively. Any change in the probability determination could accelerate the recognition of this expense.
Employee Stock Purchase Plan
Under the 2020 Employee Stock Purchase Plan (the "ESPP"), we are authorized to issue up to 200,000 shares of common stock to our employees, of which 21,484 had been issued as of December 31, 2022. The ESPP provides for the issuance of shares of our common stock to participating employees. At the end of each designated offering period, which occurs every six months on June 30 and December 31, employees can elect to purchase shares of our common stock with contributions of up to 10% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of our stock price on (i) the first trading day of the offering period, or (ii) the last trading day of the offering period.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We issued 12,188, 5,437 and 3,859 shares under the ESPP for the years ended December 31, 2022, 2021 and 2020, respectively. In the year ended December 31, 2020, we also issued 6,210 shares under a previous ESPP. The weighted-average fair value of the purchase rights granted was $14.43, $29.56 and $16.19 per share for the years ended December 31, 2022, 2021 and 2020, respectively.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency Gain on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive Income
Balances at December 31, 2020	$(386)	$5,872	$8,683	$14,169
Other comprehensive income (loss)	107	(3,898)	(5,341)	(9,132)
Balances at December 31, 2021	(279)	1,974	3,342	5,037
Other comprehensive income (loss)	99	(6,874)	(4,768)	(11,543)
Balances at December 31, 2022	$(180)	$(4,900)	$(1,426)	$(6,506)
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.

14.    COMMITMENTS AND CONTINGENCIES
Warranties
The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to correct or replace any defective product. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.3 million and $0.5 million as of December 31, 2022 and 2021.

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
At December 31, 2022, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Global Supply and Licensing Agreement

On March 28, 2022, the Company entered into a global supply and licensing agreement with VolitionRx Limited (“Volition”) to adapt and commercialize the Nu.Q® Vet Cancer Screening Test at the POC for canines and felines on Heska’s technology. On March 30, 2022, the Company made an upfront milestone payment of $10 million to Volition in exchange for exclusive rights to develop the Nu.Q® Vet Cancer Screening Test for the POC and non-exclusive rights for central reference lab testing. The $10 million payment was expensed to Research and development on the Consolidated Statements of Loss for the year ended December 31, 2022. The Company is obligated to pay an additional $13 million on or before December 31, 2024, if certain milestones are met, or to obtain an extended timeline to meet those milestones. If those milestones are not met by the agreed upon extension, the agreement may be terminated. However, if the $13 million milestones are met, the agreement will have a total term of 22 years for exclusivity in POC testing. If the first milestones are met and the agreement does not terminate, there will be another $5 million payment due upon the achievement of an additional milestone within the remaining term of the agreement. These potential future milestone payments have not yet been accrued, as the Company has not deemed them probable at this time.
Off-Balance Sheet Commitments
We have no off-balance sheet arrangements. Refer to Note 4 for discussion of our variable interest entity.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases through 2026 in the aggregate amount of $55.3 million as of December 31, 2022.

15.    INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income	$(3,578)	$(1,797)	$(607)
Interest expense	4,191	4,201	6,374
Other expense (income), net	923	44	(166)
Interest and other expense, net	$1,536	$2,448	$5,601
Cash paid for interest was $4.3 million, $3.3 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
In addition, the Company determined that the additional interest that could be due to the holders of the Notes upon an event of default or non-timely filing represented an embedded derivative feature that should be bifurcated from the Notes. The Company concluded that the fair value of this embedded derivative feature was de minimis upon the issuance of the Notes and at December 31, 2022.
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
During the years ended December 31, 2022 and 2021, no portion of the Notes was converted and the liability was classified as long-term debt on the Company's Consolidated Balance Sheet as of December 31, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the net carrying amount of the Notes as of December 31, 2022 (in thousands):

	December 31, 2022	December 31, 2021
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(1,783)	(2,216)
Net carrying amount	$84,467	$84,034

Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense related to contractual coupon interest[2]	$3,234	$3,755	$3,234
Interest expense related to amortization of debt discount[1]	434	415	3,111
Total interest expense	$3,668	$4,170	$6,345
1 Immaterial out of period error correction of non-cash interest identified and recorded during the fourth fiscal quarter of 2020.
2The year ended December 31, 2021 includes $0.5 million of additional interest expense related to the restrictive legend on the Notes. The legend was removed as of December 31, 2021 and the Notes will not accrue additional interest in future periods.

As of December 31, 2022, the remaining period over which the unamortized discount will be amortized is 3.8 years.

The estimated fair value of the Notes was $89.1 million and $194.3 million as of December 31, 2022 and 2021, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $62.16 on December 31, 2022, the if-converted value did not exceed the aggregate principal amount of the Notes.

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
The following table summarizes the net carrying amount of the note receivable, including the unamortized discount and allowance for expected credit losses, as well as the fair value of the embedded derivative asset (in thousands):

	December 31, 2022	December 31, 2021
Principal amount	$6,650	$6,650
Unamortized discount	(339)	(672)
Allowance for expected credit losses	(4,264)	(66)
Net carrying amount	$2,047	$5,912
Embedded derivative asset	177	888
Related party convertible note receivable, net	$2,224	$6,800

The Company recorded an allowance for expected credit losses on the promissory note of $4.3 million as of December 31, 2022. The allowance for expected credit losses increased $4.2 million from December 31, 2021. The change reflects increased risk of collectability given the investee's current financial position and ability to achieve certain events required for conversion of the note, which are largely driven by more recent challenges and uncertainties in the macro-economic environment. These factors increased the probability of default.

Promissory Notes

On February 1, 2021, one of the Company's equity investees, LightDeck, which the Company accounts for as a non-marketable equity security, issued a Promissory Note to the Company (the “First Promissory Note”) with a principal amount of $9.0 million and a stated interest rate of 10.0% per annum that is payable monthly.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The First Promissory Note has a maturity date of December 1, 2024 and provides for interest only payments through December 1, 2023. Beginning on January 1, 2024, the First Promissory Note requires repayment of the principal and interest over twelve consecutive monthly payments. As additional consideration, the Company was also issued a warrant to acquire securities of LightDeck that expires December 31, 2034. On September 19, 2022, a second Promissory Note (the "Second Promissory Note") was issued to the Company with a principal amount of $4.7 million and a stated interest rate of 10.0% per annum that is payable on December 31, 2023. The Second Promissory Note has a maturity date of the earlier of December 31, 2023 and a merger transaction with LightDeck. Refer to Note 4 for additional information on our equity investments and the acquisition of LightDeck.

The Company evaluated the accounting treatment of the warrant to acquire securities and determined it is a freestanding instrument that meets the definition of a derivative under ASC 815 and requires bifurcation from the note receivable host. The Company measured the warrant at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the First Promissory Note using the effective interest method. The effective interest rate of the Promissory Note is 10.99%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Consolidated Statements of Loss. The fair value of the derivative was $0.3 million at issuance and $0 as of December 31, 2022, and is included in Other non-current assets on the Consolidated Balance Sheets. The fair value of the derivative will be remeasured each reporting period, with the mark-to-market adjustment to be included in other Interest and other expense, net on the Consolidated Statements of Loss.
The following table summarizes the carrying value of the notes receivable, including the unamortized discount and allowance for expected credit losses (in thousands):

	December 31, 2022	December 31, 2021
Principal amount	$13,700	$9,000
Unamortized discount	(189)	(254)
Allowance for expected credit loss	—	(298)
Net carrying amount	$13,511	$8,448
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
Our Chief Operating Decision Maker ("CODM") evaluates segment performance and allocates resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of December 31, 2022, due to the acquisition of VetZ on January 3, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Year Ended December 31, 2022	North America	International	Total
Total revenue	$161,762	$95,545	$257,307
Cost of revenue	86,234	59,906	146,140
Gross profit	75,528	35,639	111,167
Gross margin	47%	37%	43%
Operating loss	(15,797)	(4,501)	(20,298)
Loss before income taxes	(13,830)	(8,004)	(21,834)
Investments in unconsolidated affiliates	3,959	—	3,959
Total assets	374,737	211,079	585,816
Net assets	248,882	173,326	422,208
Capital expenditures	837	1,277	2,114
Depreciation and amortization	5,216	8,750	13,966

Year Ended December 31, 2021	North America	International	Total
Total revenue	$158,898	$94,841	$253,739
Cost of revenue	84,472	63,473	147,945
Gross profit	74,426	31,368	105,794
Gross margin	47%	33%	42%
Operating income (loss)	650	(1,643)	(993)
Income (loss) before income taxes	2,072	(5,513)	(3,441)
Investments in unconsolidated affiliates	5,424	—	5,424
Total assets	441,234	162,838	604,072
Net assets	308,973	126,881	435,854
Capital expenditures	700	1,068	1,768
Depreciation and amortization	5,673	7,882	13,555

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended December 31, 2020	North America	International	Total
Total revenue	$131,066	$66,257	$197,323
Cost of revenue	70,163	45,870	116,033
Gross profit	60,903	20,387	81,290
Gross margin	46%	31%	41%
Operating loss	(4,977)	(3,215)	(8,192)
Loss before income taxes	(7,871)	(5,922)	(13,793)
Investments in unconsolidated affiliates	6,704	—	6,704
Total assets	238,550	161,289	399,839
Net assets	156,931	130,122	287,053
Capital expenditures	443	243	686
Depreciation and amortization	4,735	6,650	11,385
The Company measures its geographic revenue information based on the country of origin where the sale occurred. The geographic classification is independent of where the customer resides or where the customer is physically located while using the Company's product. Total revenue by principal geographic area was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
United States	$145,014	$141,588	$120,244
Canada	16,748	17,310	10,822
Germany	53,529	44,148	29,543
France	13,607	18,671	12,615
Spain	11,106	14,071	12,995
Italy	9,128	10,145	5,850
Switzerland	3,472	3,885	3,343
Other International	4,703	3,921	1,911
Total	$257,307	$253,739	$197,323
Total long-lived assets by principal geographic areas were as follows (in thousands):

	As of December 31,
	2022	2021	2020
United States	$14,351	$12,502	$11,805
Canada	1,274	719	643
Germany	15,429	12,795	14,630
France	3,362	3,127	4,205
Spain	1,167	1,051	1,209
Italy	2,090	1,966	1,944
Switzerland	87	63	46
Other International	1,308	1,190	1,060
Total	$39,068	$33,413	$35,542

No customers accounted for more than 10% of our consolidated revenue for the years ended December 31, 2022, 2021 or 2020.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.    SUBSEQUENT EVENTS

LightDeck Acquisition

On January 3, 2023, the Company completed the acquisition of MBio Diagnostics, Inc., d/b/a LightDeck Diagnostics ("LightDeck"). The LightDeck acquisition represents a meaningful increase in our intellectual property portfolio as well as our manufacturing and research and development capabilities. Total acquisition related expense for the year ended December 31, 2022 was $1.4 million and is recorded within General and administrative in the Consolidated statements of loss. See Note 4 for further discussion.
Stock Issuances
On January 11, 2023, the Compensation Committee of the Company's Board of Directors authorized the issuance of 47,400 performance-based restricted stock awards to executive officers . The vesting of the restricted stock awards is subject to the achievement of certain Company performance conditions. The performance conditions must be achieved by December 31, 2026, otherwise the restricted stock awards are forfeited.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

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
Grant Thornton, an independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Form 10-K, and as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting

We evaluated our internal controls over financial reporting in relation to recurring performance and changes to the control environment due to COVID-19. Based on the assessment, we determined there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Certain information required by Part III is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders.
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

Equity Compensation Plan Information
The following table sets forth information about our common stock that may be issued upon exercise of options and rights under all of our equity compensation plans as of December 31, 2022, including the Equity Incentive Plan, the Stock Incentive Plan, as amended and restated, the 2003 Stock Incentive Plan, as amended and the 2020 Employee Stock Purchase Plan. Our stockholders have approved all of these plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	584,838	$74.88	310,540
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	584,838	$74.88	310,540

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
The information required by Part III to the extent not set forth herein, will be incorporated herein by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

2.2#	(22)	Amendment Agreement dated April 1, 2020 regarding the agreement on the sale and purchase of the sole share in scil animal care company GmbH.
2.3	(27)
Sale and Purchase Agreement dated November 1, 2021 regarding Veterinärmedizinisches Dienstleistungszentrum (VetZ) GmbH Online-Dienstleistungen Für Tierärzte among Registrant, Heska GmbH, F2 Beteiligungs GmbH & Co. KG, F3P GmbH, Mr. Ingo Fraedrich, and Mr. Thomas Fraedrich.

2.4#++	(28)	Agreement and Plan of Merger dated September 9, 2022 by and among Heska Corporation, Mbio Merger Sub, Inc., Mbio Diagnostics, Inc. and Shareholder Representative Services LLC
2.5#	(28)	Amendment No. 1 to Agreement and Plan of Merger dated October 24, 2022 by and among Heska Corporation, Mbio Merger Sub, Inc., Mbio Diagnostics, Inc. and Shareholder Representative Services LLC
3(i)	(4)	Restated Certificate of Incorporation of the Registrant.
3(ii)	(4)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3(iii)	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(iv)	(9)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(v)	(10)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vi)	(13)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(vii)	(15)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(viii)	(20)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.

3(ix)	(27)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3(x)#	(22)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3(xi)	(15)	Amended and Restated Bylaws of the Registrant, as amended.
4.1	(18)	Indenture, dated as of September 17, 2019, by and between Heska Corporation and U.S. National Bank Association, as Trustee (including the form of the Notes).
4.2	(29)	Description of Securities
10.1*	(23)	Heska Corporation Equity Incentive Plan.
10.2*	(20)	Heska Corporation Stock Incentive Plan, as amended and restated.
10.3*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement.
10.4*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.5*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.6*	(17)	Stock Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.7*	(17)	Stock Incentive Plan Employees and Consultants Option Agreement.
10.8*	(17)	Stock Incentive Plan Outside Directors Option Agreement.
10.09*	(3)	2003 Equity Incentive Plan, as amended and restated.
10.10*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Performance-based Award).
10.11*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Management Incentive Plan Award).
10.12*	(9)	2003 Equity Incentive Plan Restricted Stock Grant Agreement (Outside Director Award).
10.13*	(9)	2003 Equity Incentive Plan Employees and Consultants Option Agreement.
10.14*	(9)	2003 Equity Incentive Plan Outside Directors Option Agreement.
10.15*	(20)	2020 Employee Stock Purchase Plan of Registrant, as amended and restated.
10.16*	(26)	Amended and Restated Management Incentive Plan Master Document.
10.17*	(19)	Director Compensation Policy.
10.18*	(2)	Form of Indemnification Agreement entered into between Registrant and its directors and certain officers.
10.19*	(24)	Amended and Restated Employment Agreement dated June 8, 2021 by and between Registrant and Kevin Wilson.
10.20*	(5)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 26, 2014.
10.21*	(7)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 6, 2014.
10.22*	(11)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of December 1, 2017.
10.23*	(12)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of March 7, 2018.
10.24*	(14)	Restricted Stock Grant Agreement between Registrant and Kevin S. Wilson, effective as of May 3, 2018.
10.25*	(16)	Employment Agreement between Registrant and Catherine I. Grassman, effective as of June 1, 2019

10.26*	(1)	Employment Agreement between Registrant and Nancy Wisnewski, effective as of April 15, 2002.
10.27*	(2)	Amendment to Employment Agreement between Registrant and Nancy Wisnewski, effective as of January 1, 2008.
10.28*	(21)	Employment Agreement between Registrant and Steven M. Eyl, effective as of April 16, 2020.
10.29*	(26)	Employment Agreement between Registrant and Christopher Sveen, effective as of April 15, 2020
10.30*	(26)	Employment Agreement between Registrant and Eleanor Baker, effective as of April 9, 2020
10.31*		Employment Agreement between Registrant and Anthony Providenti, effective as of June 20, 2020
10.32*	(12)	Restricted Stock Grant Agreement form for grants issued on March 7, 2018 (for officers other than Kevin S. Wilson).
10.33*	(12)	Notice of Stock Option Grant for grants issued on March 7, 2018.
10.34+	(6)
Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of January 30, 2007; and First Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2014.

10.35	(8)	Second Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of April 1, 2015.
10.36++	(19)	Third Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of August 27, 2019.
10.37#++	(25)	Fourth Amendment to Clinical Chemistry Analyzer Agreement between Registrant and FUJIFILM Corporation, effective as of February 18, 2021.
10.38+	(11)
Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of September 1, 2013; and Supplemental memo to September 1, 2013 Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of March 1, 2015.

10.39++	(21)	First Amendment to Exclusive Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.40+	(21)	Amended and Restated Supply Agreement by and between Registrant and Shenzhen Mindray Bio-Medical Electronics Co., Ltd., effective as of June 1, 2020.
10.41+	(11)	Master Supply Agreement between Registrant and Butler Animal Health Supply, LLC d/b/a Henry Schein Animal Health effective as of October 17, 2014.
10.42*	(30)	Amendment to Heska Corporation Equity Incentive Plan, effective May 4, 2022.
21.1		Subsidiaries of the Company.
23.1		Consent of Grant Thornton LLP.
24.2		Power of Attorney (See Signature Page of this Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Indicates management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
**	Furnished herewith but not filed.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2006.
(2)	Filed with the Registrant's Form 10-K for the year ended December 31, 2007.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2008.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(5)	Filed with the Registrant's Form 10-K for the year ended December 31, 2013.
(6)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2014.
(7)	Filed with the Registrant's Form 10-K for the year ended December 31, 2014.
(8)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2015.
(9)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(11)	Filed with the Registrant's Form 10-K for the year ended December 31, 2017.
(12)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2018.
(13)	Filed with the Registrant's Form 8-K on May 9, 2018.
(14)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2018.
(15)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(16)	Filed with the Registrant's Form 8-K on June 1, 2019.
(17)	Filed with the Registrant's Form 10-K for the year ended December 31, 2018.
(18)	Filed with the Registrant's Form 8-K on September 17, 2019.
(19)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(20)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(21)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2020.
(22)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(23)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2021.
(24)	Filed with the Registrant's Form 8-K on June 10, 2021.
(25)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2021.
(26)	Filed with the Registrant's Form 10-K for the year ended December 31, 2020.
(27)	Filed with the Registrant’s S-3 on February 16, 2022, File Number 333-262795.
(28)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2022.
(29)	Filed with the Registrant’s Form 10-K for the year ended December 31, 2021.
(30)	Filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2022.

Item 16.    Form 10-K Summary
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Registrant has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KEVIN S. WILSON Kevin S. Wilson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2023
/s/ CATHERINE GRASSMAN Catherine Grassman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
/s/ SCOTT HUMPHREY Scott Humphrey	Chair	February 28, 2023
/s/ ROBERT L. ANTIN Robert L. Antin	Director	February 28, 2023
/s/ STEPHEN L. DAVIS Stephen L. Davis	Director	February 28, 2023
/s/ MARK F. FURLONG Mark F. Furlong	Director	February 28, 2023
/s/ JOACHIM HASENMAIER Joachim Hasenmaier	Director	February 28, 2023
/s/ SHARON J. MAPLES Sharon J. Maples	Director	February 28, 2023
/s/ DAVID E. SVEEN David E. Sveen, Ph.D.	Director	February 28, 2023