Form 10-Q
period 2023-03-31
HESKA CORP
filed 2023-05-05
CIK 1038133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
10,913,754 shares of the Registrant's Public Common Stock, $0.01 par value, were outstanding at April 26, 2023.

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
-ii-

Statement Regarding Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For this purpose, any statements contained herein that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors. Such factors are set forth in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and include, among others, risks and uncertainties related to:

•the effect of the Merger Agreement and the pendency of the Merger (each as defined below) on our business, results of operations, financial condition and stock price;
•the timeline for completing the Merger, including any significant delay or failure to complete the Merger;
•the effect of global economic conditions, including inflationary pressures and lingering economic effects of the COVID-19 pandemic;
•the success of third parties in marketing our products;
•our reliance on third party suppliers and collaborative partners;
•our dependence on key personnel and increased human capital costs;
•our dependence upon a number of significant customers;
•competitive conditions in our industry;
•our dependence on third parties to successfully develop new products;
•our ability to market and sell our products successfully;
•expansion of our international operations;
•the impact of regulation on our business;
•the success of our acquisitions and other strategic development opportunities;
•our ability to develop, commercialize and gain market acceptance of our products;
•cybersecurity incidents and related disruptions and our ability to protect our stakeholders’ privacy;
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
-iii-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$125,209	$156,618
Accounts receivable, net of allowance for losses of $1,190 and $1,129, respectively	26,054	29,493
Inventories	64,183	60,050
Net investment in leases, current, net of allowance for losses of $190 and $182, respectively	8,173	7,433
Prepaid expenses	6,239	5,514
Related party convertible note receivable, net	2,312	—
Other current assets	6,451	5,926
Total current assets	238,621	265,034

Property and equipment, net	55,030	32,171
Operating lease right-of-use assets	13,101	6,897
Goodwill	145,403	135,918
Other intangible assets, net	65,813	62,393
Deferred tax asset, net	31,483	23,684
Net investment in leases, non-current	29,605	27,499
Investments in unconsolidated affiliates	592	3,959
Related party convertible note receivable, net	—	2,224
Promissory note receivable from investee, net	—	13,511
Other non-current assets	13,067	12,526
Total assets	$592,715	$585,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,246	$16,403
Accrued liabilities	20,866	15,149
Operating lease liabilities, current	4,049	2,944
Deferred revenue, current, and other	5,137	5,081
Total current liabilities	42,298	39,577

Convertible note, non-current, net	84,579	84,467
Notes payable	11,130	11,130
Deferred revenue, non-current	5,422	4,096
Operating lease liabilities, non-current	9,674	4,528
Deferred tax liability	16,629	16,438
Other liabilities	5,312	3,372
Total liabilities	175,044	163,608
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 2,500,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Public common stock, $0.01 par value, 20,000,000 shares authorized, 10,915,679 and 10,829,518 shares issued and outstanding, respectively	109	108
Additional paid-in capital	600,126	597,139
Accumulated other comprehensive loss	(3,906)	(6,506)
Accumulated deficit	(178,658)	(168,533)
Total stockholders' equity	417,671	422,208
Total liabilities and stockholders' equity	$592,715	$585,816

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$62,381	$64,800
Cost of revenue	34,982	35,655
Gross profit	27,399	29,145

Operating expenses:
Selling and marketing	12,449	11,997
Research and development	3,088	12,456
General and administrative	22,285	16,146
Total operating expenses	37,822	40,599
Operating loss	(10,423)	(11,454)
Interest and other (income) expense, net	(272)	359
Net loss before taxes and equity in losses of unconsolidated affiliates	(10,151)	(11,813)
Income tax (benefit) expense:
Current income tax expense	690	158
Deferred income tax benefit	(1,065)	(2,366)
Total income tax benefit	(375)	(2,208)

Net loss before equity in losses of unconsolidated affiliates	(9,776)	(9,605)
Equity in losses of unconsolidated affiliates	(349)	(381)
Net loss attributable to Heska Corporation	$(10,125)	$(9,986)

Basic loss per share attributable to Heska Corporation	$(0.97)	$(0.97)
Diluted loss per share attributable to Heska Corporation	$(0.97)	$(0.97)

Weighted average outstanding shares used to compute basic loss per share attributable to Heska Corporation	10,390	10,273
Weighted average outstanding shares used to compute diluted loss per share attributable to Heska Corporation	10,390	10,273

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Heska Corporation	$(10,125)	$(9,986)
Other comprehensive income (loss):
Translation adjustments and gains (losses) from intra-entity transactions	2,600	(3,043)
Comprehensive loss attributable to Heska Corporation	$(7,525)	$(13,029)

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2023 and 2022	Shares	Amount	Shares	Amount
Balances, December 31, 2021	—	$—	10,712	$107	$579,354	$5,037	$(148,644)	$435,854
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(9,986)	(9,986)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	74	1	(3,201)	—	—	(3,200)
Stock-based compensation	—	—	—	—	5,110	—	—	5,110
Equity contingent consideration	—	—	—	—	3,860	—	—	3,860
Other comprehensive loss	—	—	—	—	—	(3,043)	—	(3,043)
Balances, March 31, 2022	—	$—	10,786	$108	$585,123	$1,994	$(158,630)	$428,595

Balances, December 31, 2022	—	$—	10,830	$108	$597,139	$(6,506)	$(168,533)	$422,208
Net loss attributable to Heska Corporation	—	—	—	—	—	—	(10,125)	(10,125)
Issuance of common stock, net of forfeitures and shares withheld for employee taxes	—	—	86	1	(90)	—	—	(89)
Stock-based compensation	—	—	—	—	3,077	—	—	3,077
Other comprehensive income	—	—	—	—	—	2,600	—	2,600
Balances, March 31, 2023	—	$—	10,916	$109	$600,126	$(3,906)	$(178,658)	$417,671

See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss attributable to Heska Corporation	$(10,125)	$(9,986)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,974	3,300
Non-cash impact of operating leases	871	673
Deferred tax benefit	(1,065)	(2,366)
Stock-based compensation	3,077	5,110
Change in fair value of contingent consideration	8	(236)
Equity in losses of unconsolidated affiliates	349	381
Accretion of discounts and issuance costs	24	11
Other losses (gains), net	703	(473)
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	4,399	2,060
Inventories	(3,112)	(6,528)
Lease receivables	(2,708)	(2,248)
Other assets	(1,908)	(288)
Accounts payable	(7,683)	(3,069)
Other liabilities	4,035	(4,006)
Net cash used in operating activities	(9,161)	(17,665)
Cash flows from investing activities:
Acquisition of LightDeck, net of cash acquired	(20,673)	—
Acquisition of VetZ, net of cash acquired	—	(29,509)
Capital expenditures	(1,885)	(334)
Net cash used in investing activities	(22,558)	(29,843)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	1,761
Payments for taxes related to shares withheld for employee taxes	(90)	(4,961)
Repayments of other debt	(39)	(62)
Net cash used in financing activities	(128)	(3,262)
Foreign exchange effect on cash and cash equivalents	438	(60)
Net decrease in cash and cash equivalents	(31,409)	(50,830)
Cash and cash equivalents, beginning of period	156,618	223,574
Cash and cash equivalents, end of period	$125,209	$172,744

Supplemental disclosure of cash flow information:
Non-cash transfers of equipment between inventory and property and equipment, net	$1,297	$749
Contingent consideration for acquisitions	$—	$3,860
Settlement of Promissory Note and other preexisting relationships as part of acquisition	$11,800	$—
Indemnity holdback and net working capital adjustment for acquisitions	$2,550	$1,608
See accompanying notes to condensed consolidated financial statements.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Heska Corporation and its wholly-owned subsidiaries ("Heska", the "Company", "we" or "our") sell, manufacture, market and support diagnostic and specialty products and solutions for veterinary practitioners. Our portfolio includes Point of Care ("POC") diagnostic laboratory instruments and consumables including rapid assay diagnostic products and digital cytology services; POC digital imaging diagnostic products; local and cloud-based data services; veterinary practice information management software solutions ("PIMS") and related software and support; reference laboratory testing; allergy testing and immunotherapy; heartworm preventive products; and vaccines. Our primary focus is on supporting companion animal veterinarians in providing care to their patients.
Proposed Merger
On March 31, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Antech Diagnostics, Inc., a California corporation (“Acquiror”), Helsinki Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Acquiror (“Merger Sub”), and, solely for purposes of Section 9.15 of the Merger Agreement, Mars, Incorporated, a Delaware corporation ("Mars").
The Merger Agreement provides that, subject to the terms and conditions set forth therein, at the effective time of the Merger, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and wholly owned subsidiary of Acquiror, and each share of public common stock, par value $0.01 per share, of the Company (other than shares held in the treasury of the Company, shares held, directly or indirectly, by Mars, Acquiror or Merger Sub (or any of their subsidiaries) or any wholly-owned subsidiary of the Company immediately prior to the Effective Time, restricted stock of Heska (the treatment of which is described elsewhere in the Merger Agreement) or shares held by a holder who properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law) will be automatically cancelled and converted into the right to receive $120.00 per share in cash, without interest.
Completion of the Merger is subject to customary closing conditions, including approval of the Company's shareholders and the receipt of required regulatory approvals. The parties expect the transaction to close in the second half of 2023. The Merger Agreement and the Merger are described in greater detail in the Preliminary Proxy Statement and other materials and documents filed with the SEC, all of which are available on the SEC's website at www.sec.gov.
During the quarter ended March 31, 2023, the Company incurred $5.1 million of costs related to the Merger Agreement, which are included within General and administrative on the Condensed Consolidated Statements of Loss.
Basis of Presentation and Consolidation
The accompanying interim Condensed Consolidated Financial Statements are unaudited. The interim unaudited Condensed Consolidated Financial Statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal, recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2023, and the results of our operations and statements of stockholders' equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. Our unaudited Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries since their respective dates of acquisitions. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and other financial information filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are required when establishing the allowance for credit losses and the net realizable value of inventory; determining future costs associated with warranties provided; determining the period over which our obligations are fulfilled under agreements to license product rights and/or technology rights; evaluating long-lived and intangible assets and investments for estimated useful lives and impairment; estimating the useful lives and standalone selling prices of instruments under leasing arrangements; determining the allocation of purchase price under purchase accounting; estimating the timing and probability of expense associated with the granting of performance-based stock awards; determining the need for, and the amount of a valuation allowance on deferred tax assets; determining the fair value of our embedded derivatives; determining the value of the contingent consideration in a business combination and determining the value of the non-controlling interest in a business combination. Our actual results may differ from these estimates and there may be changes to those estimates in future periods.
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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, a short-term note receivable with an embedded derivative asset, and its 3.75% Convertible Senior Notes due 2026 (the "Notes"). The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value because of the short-term nature of the instruments.
The fair values of our financial instruments at March 31, 2023 and December 31, 2022 were (in thousands):

	Total	Level 1	Level 2	Level 3
2023
Financial Assets
Money market fund	$93,000	$93,000	$—	$—
Convertible note receivable embedded derivative	177	—	—	177
Financial Liabilities
BiEsseA contingent consideration	453	—	—	453
Balances, March 31, 2023	$93,630	$93,000	$—	$630

2022	Total	Level 1	Level 2	Level 3

Financial Assets
Money market fund	$95,000	$95,000	$—	$—
Convertible note receivable embedded derivative	177	—	—	177
Financial Liabilities
BiEsseA contingent consideration	438	—	—	438
Balances, December 31, 2022	$95,615	$95,000	$—	$615
The Company's financial assets based upon Level 3 inputs include embedded derivatives relating to its notes receivable. The Company determined the redemption features of its convertible note receivable represent an embedded derivative. The estimated fair value of the embedded derivative asset is evaluated through Level 3 inputs using a probability-weighted scenario analysis. The Company determined the warrant associated with its promissory note receivable represents a derivative. The estimated fair value of the derivative asset is evaluated through Level 3 inputs, using an enterprise valuation model. The fair value of the warrant was $0 as of December 31, 2022. The warrant was cancelled as of January 3, 2023, due to the LightDeck acquisition further discussed in Note 3. For additional information regarding the Company's notes receivable and derivatives, refer to Note 17, Notes Receivable.
The estimated fair value of the Notes is disclosed at each reporting period and is evaluated through Level 2 inputs with consideration of quoted market prices in less active markets. For additional information regarding the Company's accounting treatment for the issuance of the Notes, refer to Note 16, Convertible Notes.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial liabilities based upon Level 3 inputs include contingent consideration arrangements and notes payable relating to its acquisitions of Lacuna Diagnostics, Inc. ("Lacuna"), BiEsse A-Laboratorio die Analisi Veterinarie S.r.l. (“BSA”), and Biotech Laboratories U.S.A. LLC ("Biotech"). The Company is obligated to pay contingent consideration payments of $2.0 million in connection with the Lacuna acquisition based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The twelve month period subsequent to the Initial Earn Out Period ended on March 31, 2023. The required performance metrics were not achieved, and no contingent consideration was paid. The Company is obligated to pay contingent consideration payments of $2.7 million in connection with the BSA acquisition based on the achievement of certain revenue metrics within three annual periods after 2021. Refer to Note 3, Acquisitions and Related Party Items for further discussion.
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
The following table presents the changes of our Level 3 assets and liabilities as of March 31, 2023 (in thousands):

	Derivative Assets	Contingent Consideration Liabilities
	Convertible note receivable	Lacuna	BiEsseA
Balances, December 31, 2022	$177	$—	$438
Changes in fair value	—	—	8
Foreign currency impact	—	—	7
Balances, March 31, 2023	$177	$—	$453
Significant Accounting Policies
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and have not changed materially since such filing.
Accounting Pronouncements Not Yet Adopted
There have been no recent accounting pronouncements issued and not yet adopted that would have a material impact on our financial position or disclosures.

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

Refer to Note 18 for further detail regarding the Company's reportable segments.

The following table summarizes our segment revenue (in thousands):

	Three Months Ended March 31,
	2023	2022
North America revenue:
POC lab instruments & other	$4,243	$4,647
POC lab consumables	21,006	18,637
POC imaging & informatics	5,828	6,051
PVD	5,433	4,576
OVP	2,050	3,463
Total North America revenue	$38,560	$37,374
International revenue:
POC lab instruments & other	$4,785	$3,733
POC lab consumables	10,545	11,748
POC imaging & informatics	7,674	10,962
PVD	817	983
Total International revenue	$23,821	$27,426
Total revenue	$62,381	$64,800

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

As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining minimum performance obligations was approximately $232.1 million. As of March 31, 2023, the Company expects to recognize revenue as follows (in thousands):

Year Ending December 31,	Revenue
2023 (remaining)	$41,087
2024	52,303
2025	45,981
2026	40,759
2027	27,638
Thereafter	24,369
$232,137

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled contract assets, deferred revenue, and customer deposits and billings in excess of revenue recognized. In addition, the Company defers certain costs incurred to obtain contracts.

Contract Assets

Certain unbilled amounts related to long-term contracts for which we provide a free term to the customer are recorded in Other current assets and Other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The collection of these balances occurs over the term of the underlying contract. The balances as of March 31, 2023 were $1.9 million and $6.5 million for current and non-current assets, respectively, shown net of related unearned interest. The balances as of December 31, 2022 were $1.8 million and $5.9 million for current and non-current assets, respectively, shown net of related unearned interest. The increase in contract assets for the three-month period ended March 31, 2023 is primarily related to additional contract assets recorded for contracts with a free term, partially offset by payments received. The balances as of December 31, 2021 were $1.5 million and $5.1 million for current and non-current assets, respectively.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Contract Liabilities

The Company receives cash payments from customers for licensing fees or other arrangements that extend for a specified term. These contract liabilities are classified as either current or long-term in the Condensed Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2023, December 31, 2022, and December 31, 2021 contract liabilities were $8.4 million, $8.3 million, and $9.6 million respectively, and are included within Deferred revenue, current, and other and Deferred revenue, non-current in the accompanying Condensed Consolidated Balance Sheets. The increase in the contract liability balance during the three-month period ended March 31, 2023 is attributable to approximately $2.5 million of additional deferred sales in 2023, partially offset by approximately $2.4 million of revenue recognized during the period. Contract liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis.

3.    ACQUISITIONS AND RELATED PARTY ITEMS

LightDeck Acquisition

On January 3, 2023, the Company acquired 100% of the shares of MBio Diagnostics, Inc., d/b/a LightDeck Diagnostics ("LightDeck") for approximately $39.8 million, of which $13.7 million was the reacquisition of the Company's previously held promissory notes discussed further in Note 17. The purchase price was decreased for the settlement of preexisting relationships, including $2.5 million of payables due to LightDeck and a $0.2 million discount on the promissory notes, offset by a $0.8 million license fee further discussed in Note 4. The agreement also included a general indemnity holdback of approximately $2.6 million. The preliminary cash purchase price is subject to potential purchase price adjustments, and the holdback must be released within 18 months of the closing date.

As further discussed in Note 4, prior to the acquisition the Company owned preferred stock of LightDeck, which was accounted for as a non-marketable equity security. In accordance with ASC 805, Business Combinations, the acquisition was accounted for as a business combination achieved in stages. Accordingly, the original $3.0 million investment was remeasured to fair value as of the acquisition date and included as part of the purchase consideration. The fair value was determined based on the liquidation preference of the preferred stock, and it was determined that the $3.0 million investment balance approximated the fair value as of the closing date. As such, no gain or loss was recognized in the Condensed Consolidated Statements of Loss. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of January 3, 2023.

The total purchase consideration exceeded the fair value of the identifiable net assets acquired, resulting in $8.4 million of goodwill, which primarily relates to the increase in our intellectual property portfolio as well as our manufacturing and research and development capabilities. All of the goodwill is allocated to the North America segment and is not tax deductible for income tax purposes.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The information below represents the preliminary purchase price allocation as of the acquisition date (in thousands):

January 3, 2023
Purchase price in cash	$25,000
Settlement of promissory notes	13,700
Settlement of preexisting relationships	(1,900)
Fair value of previously held equity interest	3,018
Total purchase consideration	$39,818

Cash and cash equivalents	$1,777
Accounts receivable	560
Inventory	2,691
Prepaid expenses	650
Other current assets	313
Property and equipment	21,041
Operating lease right-of-use assets	6,237
Intangible assets	5,000
Deferred tax asset	6,787
Other non-current assets	75
Total assets acquired	45,131
Accounts payable	5,422
Accrued liabilities	2,014
Operating lease liabilities, current	1,038
Operating lease liabilities, non-current	5,198
Net assets acquired	31,459
Goodwill	8,359
Total fair value of consideration transferred	$39,818

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

Intangible assets acquired, amortization method and estimated useful life as of January 3, 2023, were as follows (dollars in thousands):

	Useful Life	Amortization Method	Fair Value
Developed technology	10 years	Straight-line	$5,000
Total intangible assets acquired			$5,000

LightDeck generated net revenue of $33 thousand and a net loss of $3.4 million for the period from January 3, 2023 to March 31, 2023.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company incurred acquisition related costs of approximately $0.5 million for the three months ended March 31, 2023, which are included within General and administrative expenses on our Condensed Consolidated Statements of Loss.

Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2022 (in thousands):

Three Months Ended March 31, 2022
Revenue, net	$64,821
Net loss before equity in losses of unconsolidated affiliates	$(14,371)
Net loss attributable to Heska Corporation	$(14,752)

VetZ Acquisition

On January 3, 2022, the Company acquired 100% of the equity of VetZ GmbH (“VetZ”), a European leader in PIMS, for an aggregate purchase price of approximately $35.5 million. The purchase price consisted of approximately $31.6 million in cash as well as contingent consideration as described below. The cash purchase price includes a general indemnity holdback of approximately $1.4 million to be released within 18 months of closing. The cash purchase price was also reduced by a negative net working capital adjustment of approximately $0.6 million.

As additional consideration for the acquisition, the Company agreed to a contingent earn-out of 91,039 shares of Heska stock, with a total value of $15.5 million, which will be issued in tranches based on future financial and non-financial milestones. The fair value of the contingent consideration as of the acquisition date was approximately $3.9 million, determined using a Monte-Carlo simulation model. The Company evaluated whether the contingent earn-out should be treated as a liability or equity in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The contingent earn-out did not meet the ASC 480 definition of a liability as it is not mandatorily redeemable, is not an obligation to repurchase the Company’s shares, and it can only be settled with a fixed number of shares. Additionally, the Company noted the contingent earn-out met the scope exception in ASC 815-10 as the earn-out is indexed to the Company’s own shares, and also met the criteria in ASC 815-40 to be classified in equity as the Company has sufficient authorized and unissued shares, the earn-out has an explicit share limit, there are no required cash payments. As such the contingent earn-out is classified in equity, and is not subsequently remeasured each reporting period. On March 31, 2023, in connection with the execution of the Merger Agreement, the Company entered into an amendment, pursuant to which the earnout payment will be settled in cash instead of shares and a portion of the earnout payment will be accelerated and become payable within 20 days upon closing of the Merger, with the remainder to be paid out upon the achievement of one or more earnout milestones. The amendment will be automatically terminated if the Merger fails to occur for any reason, including if the Merger Agreement is terminated by either party thereto according to the terms thereof.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of January 3, 2022. The total purchase consideration is subject to customary working capital adjustments, which were finalized as of December 31, 2022.

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

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Biotech Acquisition

On September 1, 2021, Heska acquired 65% of the equity of Biotech Laboratories U.S.A. LLC ("Biotech"), a developer of rapid assay diagnostic testing, in exchange for approximately $16.3 million in cash. As part of the purchase, Heska entered into put and call options in order to purchase the remaining 35% ownership in future years. The counterparty, Chinta Lamichhane, DVM, Ph.D., maintains an interest in Biotech and is an employee of the Company, thus commencing a related party relationship. Aside from the acquisition described herein, there were no financial or non-financial transactions between the Company and the counterparty.

In conjunction with the acquisition, the Company entered into various put and call options, which are classified on the Condensed Consolidated Balance Sheets as Notes Payable. The Company is obligated to pay contingent notes of up to $17.5 million based on the achievement of certain product development milestones or at a predetermined date in the future. The written put options can be exercised after June 30, 2024, at a valuation identical to the initial purchase price. The written call options can be exercised at any time prior to June 30, 2026, at an amount equal to two times the initial valuation or after June 30, 2026, at a valuation identical to the initial purchase price. Additionally, if certain product development milestones are met, the shares may be bought in various tranches at two times the initial valuation. The Company evaluated the put and call options embedded in the shares representing the non-controlling interest under the guidance in ASC 480, Distinguishing Liabilities from Equity, and determined the instrument met the criteria to be recorded as a liability because the fixed price of the put and call options are identical starting after June 30, 2026. As a result, the Company recorded the transaction as a financing arrangement of the purchase of the non-controlling interest, and will record 100% of the income and loss of Biotech in our Condensed Consolidated Statements of Loss. The options were not redeemable as of the acquisition date. As of the period ending March 31, 2023, two of the product development milestones were achieved. During the year ended December 31, 2022, the Company made payments of $5.3 million. $4.8 million was a reduction to Notes payable and $0.5 million was recorded to interest expense. The Company acquired an additional 10.50% interest for a majority interest ownership of 75.50%. No additional payments have been made through March 31, 2023. The counterparty owns the remaining minority interest of 24.50%. The estimated fair value of the Notes Payable at the acquisition date of $15.9 million is inclusive of the probability weighted outcomes of the options described herein and was determined using Level 3 inputs. As of the period ending March 31, 2023, the remaining value of the Notes Payable is $11.1 million.

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

As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.7 million based on the achievement of certain performance metrics within three annual periods after 2021, each of which can pay up to one third of the total earn-out. The fair value of the contingent consideration was $2.3 million as of the acquisition date, and subsequently decreased to $0.5 million as of March 31, 2023.

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

Per the tax indemnification included in the purchase agreement of BSA, the seller has indemnified the Company for $0.5 million related to uncertain tax positions taken in prior years. The outcome of this arrangement will either be settled or expire due to lapse of statute of limitations by 2025. As of March 31, 2023, approximately $0.4 million of the indemnification agreement remains outstanding.

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

Lacuna Acquisition

On February 1, 2021, the Company completed the acquisition of Lacuna Diagnostics, Inc. ("Lacuna"), a veterinary digital cytology company, to broaden the Company's point of care diagnostic offerings. The Company acquired 100% of the issued and outstanding shares of Lacuna for a purchase price of $4.3 million. The Company then dissolved Lacuna on February 1, 2021. In accordance with the purchase agreement, the Company is required to hold a $0.4 million general indemnity holdback that is intended to provide a non-exclusive source of funds for the payment of any losses identified and shall be released within 18 months of closing. As of December 31, 2022, the full $0.4 million indemnification holdback was released and none remains outstanding.

As additional consideration for the shares, the Company agreed to a contingent earn-out of $2.0 million based on the achievement of certain performance metrics within a twelve month period ("Initial Earn Out Period"), reducing to $1.0 million if such metrics were met in a twelve month period subsequent to the Initial Earn Out Period. The fair value of the contingent consideration as of the acquisition date was $1.7 million, and subsequently decreased to $0 as of March 31, 2023. The twelve month period subsequent to the Initial Earn Out Period ended on March 31, 2023. The required performance metrics were not achieved, and no contingent consideration was paid.

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

Other Related Party Activities

In connection with the VetZ acquisition, the Company entered into a related party building lease agreement with the former owners, who are now employees of the Company. The Company recorded operating lease expense of $72 thousand and $75 thousand related to this lease for the three months ended March 31, 2023 and 2022, respectively. The right-of-use asset and lease liability related to the building lease were approximately $2.6 million and $2.3 million as of March 31, 2023 and December 31, 2022, respectively.

Prior to the closing of the VetZ acquisition, the former owners who are now employees of the Company purchased vehicles and bicycles from VetZ. As of January 3, 2022, a receivable of approximately $165 thousand was included in the preliminary purchase price allocation related to these transactions. These receivables were settled in full on January 7, 2022.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES
The carrying values of investments in unconsolidated affiliates, categorized by type of investment, is as follows (in thousands):

	March 31, 2023	December 31, 2022
Equity method investment	$592	$941
Non-marketable equity security investment	—	3,018
Investments in unconsolidated affiliates	$592	$3,959
Equity Method Investment
On September 24, 2018, we invested approximately $5.1 million, including costs, to acquire an equity interest in a business as part of our product development strategy. As of March 31, 2023, the Company's ownership interest in the business was 26.0%. In connection with the investment, the Company entered into a Manufacturing Supply Agreement that grants the Company global exclusivity to specified products to be delivered under the agreement for a 15-year period that begins upon the Company's receipt and acceptance of an initial order under the agreement. The Company accounts for this investment using the equity method of accounting. Under the equity method, the carrying value of the investment is adjusted for the Company's proportionate share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported as Equity in losses of unconsolidated affiliates, listed below Net (loss) income before equity in losses of unconsolidated affiliates within the Condensed Consolidated Statements of Loss. The Company has a note receivable from the equity method investee. Refer to Note 17, Notes Receivable, for additional details.
Non-Marketable Equity Security Investment

On August 8, 2018, the Company invested approximately $3.0 million, including costs, in exchange for preferred stock of LightDeck. The Company's investment was a non-marketable equity security, recorded using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

As part of the agreement, the Company entered into a Supply and License Agreement, which provided that LightDeck produce and commercialize products that will enhance the Company's diagnostic portfolio. As part of this agreement, the Company made an upfront payment of $1.0 million related to a worldwide exclusive license agreement over a 20-year period, recorded in both short and long-term other assets as of December 31, 2022. In addition, the agreement provided for an additional contingent payment of $10.0 million, relating to the successful achievement of sales milestones. This potential future milestone payment was not accrued as of December 31, 2022, as it was not deemed by the Company to be probable.

The Company evaluated the investment in LightDeck as well as a First Promissory Note and Second Promissory Note, discussed in Note 17, to determine whether we met the requirement for consolidation within the Variable Interest Entity ("VIE") and Voting Interest Entity ("VOE") models prior to the acquisition on January 3, 2023. In accordance with both the VIE and VOE models, it was concluded that while the Company did have a variable interest in LightDeck prior to the acquisition, the Company did not assert control over LightDeck and therefore should not consolidate their financial results prior to closing the merger transaction.
As of the acquisition on January 3, 2023, the additional $10.0 million milestone payment discussed above is no longer contingent or payable, and the remaining $0.8 million license fee was treated as an increase to the total purchase consideration and removed from short and long-term other assets.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INCOME TAXES

The Company's total income tax benefit for our loss before income taxes was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Loss before income taxes and equity in losses of unconsolidated affiliates	$(10,151)	$(11,813)
Total income tax benefit	$(375)	$(2,208)

There were cash payments for income taxes, net of refunds, of $1.4 million for the three months ended March 31, 2023, and there were cash payments of $0.5 million, for income taxes for the three months ended March 31, 2022. The Company had a tax benefit of $0.4 million for the three months ended March 31, 2023 compared to the tax benefit of $2.2 million for the three months ended March 31, 2022. The decrease in tax benefit in the three month period is due to tax expense from transaction costs and employee stock compensation. The Company recognized $0.6 million in excess tax expense related to employee share-based compensation for the three months ended March 31, 2023, compared to $0.6 million excess tax benefit recognized for the three months ended March 31, 2022.

As of December 31, 2022, the Company had a deferred tax asset of approximately $6.4 million from net operating losses and tax credits. The Company has a valuation allowance recorded on statutory deferred tax assets in Germany and a partial valuation allowance recorded on state net operating losses in the US. In the first quarter, the Company forecasted an increase of approximately $0.5 million to the valuation allowance through the annual effective tax rate used to estimate income tax expense. The increase is due to forecasted future financial losses in Germany, Italy, and Spain. After the increase, the net valuation allowance is forecasted to be approximately $5.5 million as of December 31, 2023.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    LEASES

Lessee Accounting

The Company leases buildings, office equipment, and vehicles. The following table summarizes the Company's operating and finance lease balances (in thousands):

Leases	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$13,101	$6,897
Finance	Property and equipment, net	1,534	1,471
Total Leased Assets		$14,635	$8,368

Liabilities
Operating	Operating lease liabilities, current	$4,049	$2,944
	Operating lease liabilities, non-current	9,674	4,528
Finance	Deferred revenue, current, and other	152	127
	Other liabilities	333	307
Total Lease Liabilities		$14,208	$7,906

Lessor Accounting

The following table summarizes the profit recognized on the commencement date for sales-type leases and lease income for equipment-only operating leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales-type lease revenue	$4,995	$4,101
Sales-type lease cost of revenue	3,959	3,473
Profit recognized at commencement for sales-type leases	$1,036	$628

Operating lease income	$375	$503

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    EARNINGS PER SHARE
The following is a reconciliation of the weighted-average shares outstanding used in the calculation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Heska Corporation	$(10,125)	$(9,986)

Basic weighted-average common shares outstanding	10,390	10,273
Dilutive effect of stock options and restricted stock	—	—
Diluted weighted-average common shares outstanding	10,390	10,273

Basic loss per share attributable to Heska Corporation	$(0.97)	$(0.97)
Diluted loss per share attributable to Heska Corporation	$(0.97)	$(0.97)

The following potentially outstanding common shares from conversion of the Notes, stock options and restricted stock awards were excluded from the computation of diluted EPS because the effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Convertible Senior Notes	996	996
Stock options and restricted stock	217	356
	1,213	1,352

As more fully described in Note 16, the Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and shares of the Company's common stock. The Company applies the if-converted method for convertible instruments, and includes the effect of the potential share settlement in the diluted earnings per share calculation when an instrument may be settled in cash or shares. To determine the dilutive effect to earnings per share using the if-converted method, interest expense on the outstanding Notes is added back to the diluted earnings per share numerator and all of the potentially dilutive shares are included in the diluted earnings per share denominator. For the three months ended March 31, 2023, and the three months ended March 31, 2022, all of the potentially issuable shares with respect to the Notes were excluded from the calculation of diluted net earnings per share because the effect was anti-dilutive.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    GOODWILL AND OTHER INTANGIBLES

The following summarizes the change in goodwill during the three months ended March 31, 2023 (in thousands):

	North America	International	Total
Carrying amount, December 31, 2022	$64,912	$71,006	$135,918
Goodwill attributable to acquisitions (subject to change)	8,359	—	8,359
Foreign currency adjustments	8	1,118	1,126
Carrying amount, March 31, 2023	$73,279	$72,124	$145,403

Other intangible assets, net consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount	Gross Carrying Amount	Accum. Amortiz.	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$57,641	$(17,577)	$40,064	$56,900	$(16,002)	$40,898
Developed technology	24,217	(7,366)	16,851	19,143	(6,462)	12,681
Trade names	1,845	(377)	1,468	1,818	(319)	1,499
Intangible assets not subject to amortization:
Trade names	7,430	—	7,430	7,315	—	7,315
Total intangible assets	$91,133	$(25,320)	$65,813	$85,176	$(22,783)	$62,393

Amortization expense was $2.5 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.
The remaining weighted-average amortization period for intangible assets is approximately 7.6 years.

Estimated amortization expense related to intangibles for each of the five years from 2023 (remaining) through 2027 and thereafter is as follows (in thousands):

Year Ending December 31,
2023 (remaining)	$6,712
2024	8,456
2025	8,411
2026	8,011
2027	7,074
Thereafter	19,719
Total amortization related to finite-lived intangible assets	$58,383
Indefinite-lived intangible assets	7,430
Net intangible assets	$65,813

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$2,403	$2,182
Building	11,582	11,558
Machinery and equipment	42,251	39,141
Office furniture and equipment	2,272	1,951
Computer hardware and software	5,657	5,923
Leasehold and building improvements	10,986	10,854
Construction in progress	20,980	283
Property and equipment, gross	96,131	71,892
Less accumulated depreciation	(41,101)	(39,721)
Total property and equipment, net	$55,030	$32,171
The Company has subscription agreements whereby its instruments in inventory may be placed at a customer's location on a rental basis. For instruments classified as operating leases, the cost of these instruments is transferred to machinery and equipment and depreciated, typically over a 5 to 7 year period depending on the circumstance under which the instrument is placed with the customer. Our cost of instruments under operating leases as of March 31, 2023 and December 31, 2022, was $15.4 million and $15.7 million, respectively, before accumulated depreciation of $6.4 million and $6.5 million, respectively.
Depreciation expense was $1.6 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
10.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$23,013	$20,978
Work in process	5,497	4,102
Finished goods	35,673	34,970
Total inventories	$64,183	$60,050

Inventories are measured on a first-in, first-out basis and stated at lower of cost or net realizable value.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and employee benefits	$7,287	$7,908
Accrued property taxes	468	670
Accrued purchase orders	1,898	203
Accrued taxes	1,558	2,123
Inventory in transit	1,755	677
Accrued transaction costs	5,247	156
Other	2,653	3,412
Total accrued liabilities	$20,866	$15,149
Other accrued liabilities consist of items that are individually less than 5% of total current liabilities.
12.    CAPITAL STOCK
During the three months ended March 31, 2023, the Company granted the following restricted stock awards and restricted stock units:

	Three Months Ended March 31, 2023
	Awards/Units Granted	Weighted-Average Grant Date Fair Value (per award/unit)
Restricted stock awards	89,347	$81.74
Restricted stock units	23,433	$92.55
We valued the restricted stock awards and restricted stock units related to service and/or Company performance targets based on grant date fair value and will expense over the requisite service period when achievement of those conditions is deemed probable.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisted of the following (in thousands):

	Pension Adjustments	Foreign Currency Translation[1]	Foreign Currency (Loss) Gain on Intra-Entity Transactions[2]	Total Accumulated Other Comprehensive (Loss) Income
Balances at December 31, 2022	$(180)	$(4,900)	$(1,426)	$(6,506)
Current period other comprehensive income	—	1,234	1,366	2,600
Balances at March 31, 2023	$(180)	$(3,666)	$(60)	$(3,906)
1 Foreign currency gains and losses related to translation of foreign subsidiary financial statements.
2 The Company has intercompany loans of a long-term investment nature that are denominated in a foreign currency. These transactions are considered to be of a long-term nature if settlement is not planned or anticipated in the foreseeable future.
14.    COMMITMENTS AND CONTINGENCIES
Warranties

The Company's current terms and conditions of sale include a limited warranty that its products and services will conform to published specifications at the time of shipment and a more extensive warranty related to certain products. The Company also sells a renewal warranty for certain of its products. The typical remedy for breach of warranty is to repair or replace any defective product, and if not possible or practical, the Company will accept the return of the defective product and refund the amount paid. Historically, the Company has incurred minimal warranty costs. The Company's warranty reserve was $0.3 million as of both March 31, 2023 and December 31, 2022, included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

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

As of March 31, 2023, the Company was not a party to any other legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, or operating results.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Global Supply and Licensing Agreement

On March 28, 2022, the Company entered into a global supply and licensing agreement with VolitionRx Limited (“Volition”) to adapt and commercialize the Nu.Q® Vet Cancer Screening Test at the point of care for canines and felines on Heska’s technology. On March 30, 2022, the Company made an upfront milestone payment of $10 million to Volition in exchange for exclusive rights to develop the Nu.Q® Vet Cancer Screening Test for the point of care and non-exclusive rights for central reference lab testing. The $10 million payment was expensed to Research and development on the Condensed Consolidated Statements of Loss for the three months ended March 31, 2022. The Company is obligated to pay an additional $13 million on or before December 31, 2024, if certain milestones are met, or to obtain an extended timeline to meet those milestones. If those milestones are not met by the agreed upon extension, the agreement may be terminated. However, if the $13 million milestones are met, the agreement will have a total term of 22 years for exclusivity in point of care testing. If the first milestones are met and the agreement does not terminate, there will be another $5 million payment due upon the achievement of an additional milestone within the remaining term of the agreement. These potential future milestone payments have not yet been accrued, as the Company has not deemed them probable at this time.

Off-Balance Sheet Commitments

We have no off-balance sheet arrangements. Refer to Note 4 for discussion of our variable interest entity.

Purchase Obligations

The Company has contractual obligations with suppliers for unconditional annual minimum inventory purchases through 2026 in the aggregate amount of $45.4 million as of March 31, 2023.
15.    INTEREST AND OTHER (INCOME) EXPENSE, NET
Interest and other (income) expense, net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$(1,362)	$(485)
Interest expense	939	925
Other expense (income), net	151	(81)
Total interest and other (income) expense, net	$(272)	$359
Cash paid for interest for the three months ended March 31, 2023 and 2022 was $1.6 million and $2.2 million, respectively.

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

Refer to Note 16, Convertible Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's 2022 Form 10-K for further information on the Notes.

No portion of the Notes was converted during the three months ended March 31, 2023 and the liability was classified as long-term debt on the Company's Condensed Consolidated Balance Sheet as of March 31, 2023.
Qualifying convertible debt is accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The Company's non-cash interest accretion is limited to the amortization of debt issuance costs under ASC 835-30. The effective interest rate of the Notes is 4.35%.

The following table summarizes the net carrying amount of the Notes (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of the Notes	$86,250	$86,250
Unamortized debt discount	(1,671)	(1,783)
Net carrying amount	$84,579	$84,467
Interest expense related to the Notes is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense related to contractual coupon interest	$809	$809
Interest expense related to amortization of the debt discount	111	107
	$920	$916

As of March 31, 2023, the remaining period over which the unamortized discount will be amortized is 3.5 years.

The estimated fair value of the Notes was $113.4 million and $89.1 million as of March 31, 2023 and December 31, 2022, respectively, determined through consideration of quoted market prices in less active markets. The fair value measurement is classified as Level 2 in the fair value hierarchy, which is defined in ASC 820 as inputs other than quoted prices in active markets that are either directly or indirectly observable. Based on our closing stock price of $97.62 on March 31, 2023, the if-converted value exceeded the aggregate principal amount of the Notes by $10.9 million.

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
The following table summarizes the net carrying amount of the note receivable, including the unamortized discount and allowance for expected credit losses, as well as the fair value of the embedded derivative asset (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$6,650	$6,650
Unamortized discount	(251)	(339)
Allowance for expected credit losses	(4,264)	(4,264)
Net carrying amount	2,135	2,047
Embedded derivative asset	177	177
Related party convertible note receivable, net	$2,312	$2,224

The allowance for expected credit losses did not change from December 31, 2022 to March 31, 2023.

Promissory Notes

On February 1, 2021, LightDeck issued a Promissory Note to the Company (the “First Promissory Note”) with a principal amount of $9.0 million and a stated interest rate of 10.0% per annum that is payable monthly. As discussed further in Note 3 and Note 4, the Company previously owned preferred stock in LightDeck that was accounted for as a non-marketable equity security until the Company acquired 100% of the shares of LightDeck on January 3, 2023.

The First Promissory Note has a maturity date of December 1, 2024 and provides for interest only payments through December 1, 2023. Beginning on January 1, 2024, the First Promissory Note requires repayment of

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the principal and interest over twelve consecutive monthly payments. As additional consideration, the Company was also issued a warrant to acquire securities of LightDeck that expires December 31, 2034. On September 19, 2022, a second Promissory Note (the "Second Promissory Note") was issued to the Company with a principal amount of $4.7 million and a stated interest rate of 10.0% per annum that is payable on December 31, 2023. The Second Promissory Note has a maturity date of the earlier of December 31, 2023 and a merger transaction with LightDeck. Both the First Promissory Note and Second Promissory Note were settled as part of the acquisition on January 3, 2023.

The Company evaluated the accounting treatment of the warrant to acquire securities and determined it is a freestanding instrument that meets the definition of a derivative under ASC 815 and requires bifurcation from the note receivable host. The Company measured the warrant at fair value, with the residual proceeds paid allocated to the note receivable host, creating a discount to the note receivable. The discount will be amortized over the contractual term of the Promissory Note using the effective interest method. The effective interest rate of the Promissory Note is 10.99%, and the amortization of the discount will be included as interest income within Interest and other (income) expense, net on the Condensed Consolidated Statements of Loss. The fair value of the derivative was $0 as of December 31, 2022. The warrant was cancelled as of the January 3, 2023 acquisition.
The following table summarizes the carrying value of the notes receivable, including the unamortized discount and allowance for expected credit losses (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$—	$13,700
Unamortized discount	—	(189)
Allowance for expected credit losses	—	—
Promissory notes receivable from investee, net	$—	$13,511
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
Our Chief Operating Decision Maker ("CODM") evaluates segment performance and allocates resources based on Revenue, Cost of Revenue, Gross Profit, Gross Margin and Operating Income. The CODM does not evaluate operating segments using asset information; however, we have included total asset information by segment below as there was a material change in total assets by segment as of March 31, 2023, due to the acquisition of LightDeck on January 3, 2023.

HESKA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three Months Ended March 31, 2023	North America	International	Total
Total revenue	$38,560	$23,821	$62,381
Cost of revenue	20,451	14,531	34,982
Gross profit	$18,109	$9,290	$27,399
Gross margin	47%	39%	44%
Operating loss	$(9,206)	$(1,217)	$(10,423)

Three Months Ended March 31, 2022	North America	International	Total
Total revenue	$37,374	$27,426	$64,800
Cost of revenue	19,466	16,189	35,655
Gross profit	$17,908	$11,237	$29,145
Gross margin	48%	41%	45%
Operating (loss) income	$(12,311)	$857	$(11,454)

Asset information by reportable segment as of March 31, 2023 is as follows (in thousands):

As of March 31, 2023	North America	International	Total
Total assets	$377,259	$215,456	$592,715

Asset information by reportable segment as of December 31, 2022 is as follows (in thousands):

As of December 31, 2022	North America	International	Total
Total assets	$374,737	$211,079	$585,816

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, that involve risks and uncertainties, and can generally be identified by our use of the words "scheduled," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions. Such statements, which include statements concerning future revenue sources and concentration, international market expansion, gross margin, selling and marketing expenses, remaining minimum performance obligations, research and development expenses, general and administrative expenses, capital resources, financings or borrowings and additional losses, are subject to risks and uncertainties, including, but not limited to, those discussed under the caption "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 that could cause actual results to differ materially from those projected. The Risk Factors and others described in the Company’s periodic and current reports filed with the SEC from time to time are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 4, 2023 and we undertake no duty and do not intend to update this information, except as required by applicable laws. If we updated one or more forward looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See “Statement Regarding Forward Looking Statements.”
Overview
We sell, manufacture, market and support diagnostic and specialty products and solutions for veterinary practitioners. Our portfolio includes Point of Care ("POC") diagnostic laboratory instruments and consumables including rapid assay diagnostic products; digital cytology services; POC digital imaging diagnostic products; local and cloud-based data services; veterinary practice information management software solutions ("PIMS") and related software and support; reference laboratory testing; allergy testing and immunotherapy; heartworm preventive products; and vaccines. Our primary focus is on supporting companion animal veterinarians in providing care to their patients.
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

POC Laboratory Instruments and Other Sales include outright instrument sales, revenue recognized from sales-type lease treatment, and other revenue sources, such as charges for repairs and reference laboratory sales. Revenue from our POC laboratory consumables, a recurring revenue stream, primarily involves placing an instrument under contract in the field and generating future revenue from testing consumables, such as cartridges and reagents, as that instrument is used. Instruments placed under subscription agreements are considered operating or sales-type leases, depending on the duration and other factors of the underlying agreement. A loss of, or disruption in, the supply of consumables we are selling to an installed base of instruments could substantially harm our business. The majority of our POC laboratory and other non-imaging instruments and consumables are supplied by third parties, who typically own the product rights and supply the product to us under marketing and/or distribution agreements. Major products in this area include our instruments for chemistry, hematology, blood gas, urine fecal, and immunodiagnostic testing and their affiliated operating consumable, as well as our rapid assay diagnostic tests and digital cytology services. More recently, the Company has developed and/or acquired product rights pertaining to our urine fecal and immunodiagnostic platforms.
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

Our products are ultimately sold primarily to or through veterinarians. The acceptance of our products by veterinarians is critical to our success. These products are sold directly to end users by us as well as through distribution relationships, such as the sale of kits to conduct blood testing to third-party veterinary diagnostic laboratories and sales to independent third-party distributors. Revenue from direct sales and distribution relationships represented 82% and 18%, respectively, of revenue for the three months ended March 31, 2023. Revenue from direct sales and distribution relationships represented 80% and 20%, respectively, of revenue for the three months ended March 31, 2022.
On March 31, 2023, we entered into a Merger Agreement with Antech Diagnostics, Inc. Refer to Note 1, Business Overview and Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for details of the Merger.
Effects of Certain Industry and Economic Factors and Trends on Results of Operations

Industry Trends - We continue to see demand for companion animal healthcare, which supported solid growth for POC laboratory diagnostic products and services. We have a healthy liquidity position with cash of $125.2 million as of March 31, 2023. We continue to be active in pursuits that support our growth in the companion animal healthcare space.

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

Inflation, Foreign Currency, Interest Rate Risk Impact - Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward.

The following table sets forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements of Loss (in thousands, except per share):

	Three Months Ended March 31,
	2023	2022
Revenue, net	$62,381	$64,800
Gross profit	27,399	29,145
Operating expenses	37,822	40,599
Operating loss	(10,423)	(11,454)
Interest and other (income) expense, net	(272)	359
Net loss before income taxes and equity in losses of unconsolidated affiliates	(10,151)	(11,813)
Income tax benefit	(375)	(2,208)
Net loss before equity in losses of unconsolidated affiliates	(9,776)	(9,605)
Equity in losses of unconsolidated affiliates	(349)	(381)
Net loss attributable to Heska Corporation	$(10,125)	$(9,986)

Diluted loss per share attributable to Heska Corporation	$(0.97)	$(0.97)
Non-GAAP net income per diluted share(1)(2)	$0.17	$0.27

Adjusted EBITDA(1)	$3,263	$7,688
Net loss margin(1)	(15.7)%	(14.8)%
Adjusted EBITDA margin(1)	5.2%	11.9%
(1) See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net loss and Non-GAAP net income per diluted share to diluted loss per share attributable to Heska Corporation, the closest comparable GAAP measures, for each of the periods presented. Net loss margin and adjusted EBITDA margin are calculated as the ratio of net loss before equity in losses of unconsolidated affiliates and adjusted EBITDA, respectively, to revenue.
(2) Shares used in the diluted per share calculation for non-GAAP net income per diluted share are (in thousands): 10,521 for the three months ended March 31, 2023 compared to 10,605 for the three months ended March 31, 2022.
Revenue
Total revenue decreased 3.7% to $62.4 million for the three months ended March 31, 2023, compared to $64.8 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the decrease in revenue is driven by a 20.6% decrease in POC imaging & informatics, largely as a result of supply chain delays and timing impacting the International segment, lower contract manufacturing sales and unfavorable foreign exchange impacts. These decreases are partially offset by increased consumable sales, mainly as a result of net pricing gains, particularly within North America, and increased sales-type lease placements, including increased placements of Element AIM.

Gross Profit
Gross profit decreased 6.0% to $27.4 million in the three months ended March 31, 2023, compared to $29.1 million in the three months ended March 31, 2022. Gross margin percentage decreased to 43.9% in the three months ended March 31, 2023, compared to 45.0% in the three months ended March 31, 2022. The decreases in both gross profit and gross margin percentage were driven by the acquisition of LightDeck. Excluding the impact of the acquisition, gross profit was approximately in line with the prior year period. Gross margin percentage, excluding the impact of the acquisition, increased to 46.8%, driven by increased consumable sales as well as favorable idle plant impacts and product mix within our OVP business.
Operating Expenses
Selling and marketing expenses were $12.4 million in the three months ended March 31, 2023, compared to $12.0 million in the three months ended March 31, 2022, an increase of 3.8%, driven primarily by increased employee compensation costs, partially offset by lower stock-based compensation of $0.6 million and favorable foreign exchange impacts.
Research and development expenses decreased to $3.1 million in the three months ended March 31, 2023, compared to $12.5 million in the three months ended March 31, 2022. The decrease is primarily driven by the prior year expense of $10.0 million for an exclusive global supply and licensing agreement to adapt and commercialize the Heska Nu.Q® vet cancer screening test. This is partially offset by increased developer costs associated with our Informatics business of $0.3 million and costs related to the acquisition of LightDeck of $0.2 million.
General and administrative expenses increased 38.0% to $22.3 million in the three months ended March 31, 2023, compared to $16.1 million in the three months ended March 31, 2022 driven primarily by increased non-recurring costs related to the proposed Merger of $5.1 million (refer to Note 1 in this Form 10Q), the acquisition of LightDeck of $1.1 million, partially offset by prior year non-recurring costs of $1.0 million primarily related to the acquisition of VetZ. Additionally, we incurred higher ongoing costs related to the acquisition of LightDeck of $1.3 million and higher employee compensation costs of approximately $0.7 million. The increased ongoing costs are partially offset by lower stock-based compensation costs of $1.5 million.
Interest and Other (Income) Expense, net
Interest and other income, net, was $0.3 million in the three months ended March 31, 2023, compared to $0.4 million expense in the three months ended March 31, 2022. The income generated in the three months ended March 31, 2023 is primarily driven by interest income earned in the three months ended March 31, 2023 related to our short term investment in a money market fund.
Income Tax Benefit
For the three months ended March 31, 2023, the Company had a total income tax benefit of $0.4 million, including $1.1 million of domestic deferred income tax benefit and $0.7 million of current income tax expense. In the three months ended March 31, 2022, the Company had a total income tax benefit of $2.2 million, including $2.4 million of domestic deferred income tax benefit and $0.2 million of current income tax expense. The Company recognized $0.6 million in excess tax expense related to employee share-based compensation in the three months ended March 31, 2023, compared to $0.6 million in excess tax benefit recognized in the three months ended March 31, 2022. The decrease in tax benefit for the 2023 period versus the 2022 period is due to tax expense from transaction costs and employee stock compensation.

Net Loss Attributable to Heska Corporation
Net loss attributable to Heska was $10.1 million in the three months ended March 31, 2023, compared to $10.0 million in the three months ended March 31, 2022. The change for the three months ended March 31, 2023 is due primarily to the dilutive effect of the acquisition of LightDeck as well as lower tax benefit, mostly offset by lower operating costs, primarily due to lower non-recurring costs and lower stock-based compensation charges. Expanded research and development capabilities and manufacturing capacity, which were part of our long-term strategic rationale for the acquisition of LightDeck, will continue to be dilutive in 2023.
Adjusted EBITDA
Adjusted EBITDA in the three months ended March 31, 2023 was $3.3 million (5.2% adjusted EBITDA margin), compared to $7.7 million (11.9% adjusted EBITDA margin) in the three months ended March 31, 2022. The decrease is partially driven by the acquisition of LightDeck, which reduced adjusted EBITDA by $2.4 million (and reduced adjusted EBITDA margin by 390 basis points). Excluding the impact of the LightDeck acquisition, adjusted EBITDA decreased by $2.0 million (and adjusted EBITDA margin declined by approximately 270 basis points) due to increased operating expenses driven largely by ongoing employee compensation costs. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA to net loss, the closest comparable GAAP measure, for each of the periods presented.
Loss Per Share
Loss per share attributable to Heska was $0.97 per diluted share in the three months ended March 31, 2023, in line with the loss per diluted share in the three months ended March 31, 2022.
Non-GAAP Earnings Per Share
Non-GAAP EPS was income of $0.17 per diluted share in the three months ended March 31, 2023 compared to income of $0.27 per diluted share in the three months ended March 31, 2022. The decrease in the three months ended March 31, 2023 is primarily driven by the impact of the acquisition of LightDeck and higher ongoing operating costs related to compensation.
Non-GAAP Financial Measures

In addition to financial measures presented on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”), we also present EBITDA, adjusted EBITDA, adjusted EBITDA margin, and non-GAAP net income per diluted share, which are non-GAAP measures.
These measures should be viewed as a supplement to, not substitute for, our results of operations presented under U.S. GAAP. The non-GAAP financial measures presented may not be comparable to similarly titled measures of other companies because they may not calculate their measures in the same manner. Management uses EBITDA, adjusted EBITDA, adjusted EBITDA margin and non-GAAP net income per diluted share as key profitability measures, which are included in our quarterly analyses of our operating results to our senior management team, our annual budget and related goal setting and other performance measurements. We believe these non-GAAP measures enhance our investors' understanding of our business performance and that not adjusting for the items included in the reconciliations below would hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses.

The following tables reconcile our most directly comparable as-reported financial measures calculated in accordance with GAAP to our non-GAAP financial measures (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss(1)	$(9,776)	$(9,605)
Income tax benefit	(375)	(2,208)
Interest (income) expense, net	(423)	440
Depreciation and amortization	3,974	3,300
EBITDA	$(6,600)	$(8,073)
Acquisition related and other non-recurring/extraordinary costs(2)	7,135	11,032
Stock-based compensation	3,077	5,110
Equity in losses of unconsolidated affiliates	(349)	(381)
Adjusted EBITDA	$3,263	$7,688
Net loss margin(3)	(15.7)%	(14.8)%
Adjusted EBITDA margin(3)	5.2%	11.9%
(1) Net loss used for reconciliation represents the "Net loss before equity in losses of unconsolidated affiliates."

(2) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $7.1 million charge for the three months ended March 31, 2023, and $11.0 million charge for the three months ending March 31, 2022. The costs for the three months ended March 31, 2023 are primarily related to the proposed Merger (refer to Note 1 of this Form 10Q) and the acquisition of LightDeck. The costs for the three months ended March 31, 2022 are primarily related to a $10.0 million licensing expense as well as acquisition-related charges.

(3) Net loss margin and adjusted EBITDA margin are calculated as the ratio of net loss and adjusted EBITDA, respectively, to revenue.

	Three Months Ended March 31,
	2023	2022
GAAP loss attributable to Heska per diluted share	$(0.97)	$(0.97)
Acquisition related and other non-recurring/extraordinary costs(1)	0.68	1.04
Amortization of acquired intangibles(2)	0.24	0.21
Purchase accounting adjustments related to fixed asset step-up(3)	0.05	0.05
Stock-based compensation	0.29	0.48
Loss on equity investee transactions	0.03	0.04
Estimated income tax effect of above non-GAAP adjustments(4)	(0.15)	(0.58)
Non-GAAP net income per diluted share	$0.17	$0.27

Shares used in non-GAAP diluted per share calculations	10,521	10,605
(1) To exclude the effect of acquisition related costs, non-recurring items and extraordinary charges not indicative of ongoing operations of $7.1 million charge for the three months ended March 31, 2023, and $11.0 million charge for the three months ended March 31, 2022. The costs for the three months ended March 31, 2023 are primarily related to the proposed Merger (refer to Note 1 of this Form 10Q) and the acquisition of LightDeck. The costs for the three months ended March 31, 2022 are primarily related to a $10.0 million licensing expense as well as acquisition-related charges.

(2) To exclude the effect of amortization of acquired intangibles of $2.5 million in the three months ended March 31, 2023, compared to $2.2 million in the three months ended March 31, 2022. These costs were incurred as part of the purchase accounting adjustments for recent acquisitions.

(3) To exclude the effect of purchase accounting adjustments for step up amortization of $0.5 million for the three months ended March 31, 2023, compared to $0.6 million in the three months ended March 31, 2022.

(4) Represents income tax expense utilizing an estimated effective tax rate that adjusts for non-GAAP measures including: acquisition related, non-recurring and extraordinary costs (excluding items which are not deductible for tax of $5.2 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022), amortization of acquired intangibles, purchase accounting adjustments, amortization of debt discount and issuance costs, and stock-based compensation. This incorporates the discrete tax related to stock-based compensation of $0.6 million expense for the three months ended March 31, 2023, compared to benefits of $0.6 million for the three months ended March 31, 2022. This also includes the tax benefits related to R&D tax credit of $0 for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022. Adjusted effective tax rates are approximately 25% for both periods presented.
Analysis by Segment
The North America segment includes sales and costs from the United States, Canada and Mexico. The International segment includes sales and costs from Australia, France, Germany, Italy, Malaysia, Spain, and Switzerland.
The North America segment represented approximately 61.8% of our revenue and the International segment represented approximately 38.2% of our revenue for the three months ended March 31, 2023, respectively.
The following sections and tables set forth, for the periods indicated, certain data derived from our unaudited Condensed Consolidated Statements Loss (in thousands).

North America Segment

	Three Months Ended March 31,		Change
	2023	2022	Dollar Change	% Change
Point of Care Laboratory:	$25,249	$23,284	$1,965	8.4%
Instruments & Other	4,243	4,647	(404)	(8.7)%
Consumables	21,006	18,637	2,369	12.7%
Point of Care Imaging & Informatics	5,828	6,051	(223)	(3.7)%
PVD	5,433	4,576	857	18.7%
OVP	2,050	3,463	(1,413)	(40.8)%
Total North America Revenue	$38,560	$37,374	$1,186	3.2%
North America Gross Profit	$18,109	$17,908	$201	1.1%
North America Gross Margin	47.0%	47.9%
North America Operating Loss	$(9,206)	$(12,311)	$3,105	(25.2)%
North America Operating Margin	(23.9)%	(32.9)%
North America segment revenue increased 3.2% to $38.6 million for the three months ended March 31, 2023, compared to $37.4 million for the three months ended March 31, 2022. The $1.2 million increase was driven by a 12.7% increase in POC laboratory consumables, mostly driven by price favorability, partially offset by a 40.8% decrease in OVP sales due to timing.

Gross profit for the North America segment was $18.1 million compared to $17.9 million for the three months ended March 31, 2023 and 2022, respectively. Gross margin was 47.0% for the three months ended March 31, 2023, compared to 47.9% in the three months ended March 31, 2022. The acquisition of LightDeck unfavorably impacted both gross profit by $1.8 million and gross margin by 460 basis points. Excluding the impact of the acquisition, gross profit and gross margin percentage favorability were driven by increased revenue as a result of higher consumables pricing and favorable idle plant and mix impacts within our OVP business.
North America had $9.2 million operating loss in the three months ended March 31, 2023, compared to operating loss of $12.3 million in the three months ended March 31, 2022. The reduction in operating loss in the three months ended March 31, 2023 is driven by increased revenue and profit as well as lower non-recurring and stock-based compensation costs, partially offset by the acquisition of LightDeck and increased employee compensation costs.

International Segment

	Three Months Ended March 31,		Change
	2023	2022	Dollar Change	% Change
Point of Care Laboratory:	$15,330	$15,481	$(151)	(1.0)%
Instruments & Other	4,785	3,733	1,052	28.2%
Consumables	10,545	11,748	(1,203)	(10.2)%
Point of Care Imaging & Informatics	7,674	10,962	(3,288)	(30.0)%
PVD	817	983	(166)	(16.9)%
Total International Revenue	$23,821	$27,426	$(3,605)	(13.1)%
International Gross Profit	$9,290	$11,237	$(1,947)	(17.3)%
International Gross Margin	39.0%	41.0%
International Operating (Loss) Income	$(1,217)	$857	$(2,074)	NM
International Operating Margin	(5.1)%	3.1%

International segment revenue was $23.8 million compared to $27.4 million for the three months ended March 31, 2023 and 2022, respectively, driven by a 30.0% decline in POC Imaging & Informatics due to supply chain delays and timing, lower consumable sales and unfavorable foreign exchange impact of $1.1 million, partially offset by 28.2% increase in instrument sales due to Element AIM rollout in International markets subsequent to the first quarter of 2022 as well as higher capital lease placements.
Gross profit for the International segment was $9.3 million compared to $11.2 million for the three months ended March 31, 2023 and 2022, respectively. Gross margin for the International segment was 39.0% for the three months ended March 31, 2023 compared to 41.0% for the three months ended March 31, 2022. The decrease in gross profit and gross margin for both periods is driven by decreased revenue as well as unfavorable product mix associated with increased capital lease placements.
International segment operating loss was $1.2 million for the three months ended March 31, 2023, compared to $0.9 million income for the three months ended March 31, 2022. The operating loss for the three months ended March 31, 2023 is driven by lower revenue and gross profit.

Liquidity, Capital Resources and Financial Condition
We believe that adequate liquidity and cash generation is important to the execution of our strategic initiatives. Our ability to fund our operations, acquisitions, capital expenditures, and product development efforts may depend on our ability to access other forms of capital as well as our ability to generate cash from operating activities, which is subject to future operating performance, as well as general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control, including but not limited to effects of the COVID-19 pandemic. Our primary source of liquidity is our available cash of $125.2 million.
A summary of our cash from operating, investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Dollar Change	% Change
Net cash used in operating activities	$(9,161)	$(17,665)	$8,504	48.1%
Net cash used in investing activities	(22,558)	(29,843)	7,285	24.4%
Net cash used in financing activities	(128)	(3,262)	3,134	96.1%
Foreign exchange effect on cash and cash equivalents	438	(60)	498	NM
Decrease in cash and cash equivalents	(31,409)	(50,830)	19,421	38.2%
Cash and cash equivalents, beginning of the period	156,618	223,574	(66,956)	(29.9)%
Cash and cash equivalents, end of the period	$125,209	$172,744	$(47,535)	(27.5)%
For the three months ended March 31, 2023 and March 31, 2022, cash flow used in operations was $9.2 million and $17.7 million, respectively, which was primarily the result of (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Dollar Change	% Change
Net loss	$(10,125)	$(9,986)	$(139)	(1.4)%
Non cash expenses and other adjustments	7,941	6,400	1,541	24.1%
Change in accounts receivable	4,399	2,060	2,339	113.5%
Change in inventories, net	(3,112)	(6,528)	3,416	52.3%
Change in lease receivables	(2,708)	(2,248)	(460)	(20.5)%
Change in other assets	(1,908)	(288)	(1,620)	(562.5)%
Change in accounts payable	(7,683)	(3,069)	(4,614)	(150.3)%
Change in other liabilities	4,035	(4,006)	8,041	NM
Net cash used in operating activities	$(9,161)	$(17,665)	$8,504	48.1%

For the three months ended March 31, 2023 and March 31, 2022, cash flow used in investing activities was $22.6 million and $29.8 million, respectively, which was primarily used for (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Dollar Change	% Change
Acquisition of LightDeck, net of cash acquired	$(20,673)	$—	$(20,673)	NM
Acquisition of VetZ, net of cash acquired	—	(29,509)	29,509	NM
Capital expenditures	(1,885)	(334)	(1,551)	(464.4)%
Net cash used in investing activities	$(22,558)	$(29,843)	$7,285	24.4%
For the three months ended March 31, 2023 and March 31, 2022, cash flow used in financing activities was $0.1 million and $3.3 million, respectively, which was the result of (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Dollar Change	% Change
Proceeds from issuance of common stock	$1	$1,761	$(1,760)	(99.9)%
Payments for taxes related to shares withheld for employee taxes	(90)	(4,961)	4,871	98.2%
Repayments of other debt	(39)	(62)	23	37.1%
Net cash used in financing activities	$(128)	$(3,262)	$3,134	N/M
We believe that our cash, cash equivalents and marketable securities balances, as well as the cash flows generated by our operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including investment in product development initiatives, and the build out of our new leased office space in Loveland, Colorado (see Part I. Item 2. Properties in our Annual Report on Form 10-K for the year ended December 31, 2022), for at least the next 12 months. Our belief may prove to be incorrect, however, and we could utilize our available financial resources sooner than we currently expect. For example, we actively seek opportunities that are consistent with our strategic direction, which may require additional capital. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I. Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. We may seek additional equity or debt financing in order to meet these future capital requirements, even in the absence of any acquisitions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
Effect of currency translation on cash
Net effect of foreign currency translations on cash was a $0.4 million positive impact for the three months ended March 31, 2023 and a $0.1 million negative impact for the three months ended March 31, 2022. These effects are related to changes in exchange rates between the U.S. Dollar and the Swiss Franc, Euro, Australian Dollar, Canadian Dollar, and Malaysian Ringgit, which are the functional currencies of our subsidiaries.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements. Refer to Note 4 for discussion of our variable interest entity.

Purchase Obligations
Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. As of March 31, 2023, the Company had contractual purchase obligations for inventory purchases through 2026 in the aggregate amount of $45.4 million. Refer to Note 6, Leases in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a summary of lease obligations.
Critical Accounting Policies and Estimates
Our accounting policies are described in our audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Operations and Summary of Significant Accounting Policies in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, have not changed significantly since such filing.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about other market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of March 31, 2023, we were not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.
Item 1A.Risk Factors
The risk factors set forth below supplement the risk factors disclosed in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to the Merger

The Merger Agreement and the pendency of the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

On March 31, 2023, we entered into the Merger Agreement with Acquiror, Merger Sub, and, solely for purposes of Section 9.15 of the Merger Agreement, Mars.

The Merger Agreement provides that, subject to the terms and conditions set forth therein, at the effective time of the Merger, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and wholly owned subsidiary of Acquiror, and each share of public common stock, par value $0.01 per share, of the Company (other than shares held in the treasury of the Company, shares held, directly or indirectly, by Mars, Acquiror or Merger Sub (or any of their subsidiaries) or any wholly-owned subsidiary of the Company immediately prior to the Effective Time, restricted stock of Heska (the treatment of which is described elsewhere in the Merger Agreement) or shares held by a holder who properly demands appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law) will be automatically cancelled and converted into the right to receive $120.00 per share in cash, without interest. Completion of the Merger is subject to customary closing conditions, including approval of the Company's shareholders and the receipt of required regulatory approvals. The parties expect the transaction to close in the second half of 2023 (the “Closing”).

During the period between the date of the signing of the Merger Agreement and the Closing, our business is exposed to certain inherent risks due to the effect of the announcement or the pendency of the Merger and the transactions contemplated by the Merger, which may impact our business relationships, financial condition and operating results. Some of these risk factors include:

•difficulties maintaining relationships with customers, distributors, vendors, suppliers, service providers and other business partners, who may defer decision about working with us, move to our competitors, seek to delay or change existing business relationships with us;

•uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•distraction of our current employees as a result of the announced Merger Agreement, which could result in a decline in their productivity or cause distractions in the workplace;
•our inability to attract new employees or retain current employees may be exacerbated due to uncertainties related to the Merger;
•diversion of significant management time and resources towards the completion of the Merger and transactions related to the Merger;
•impact of costs related to completion of the Merger and transactions related to the Merger, including any costs related to obtaining regulatory approvals;
•our inability to solicit other acquisition proposals, pursue alternative business opportunities, make strategic changes to our business and other restrictions on our ability to conduct our business pursuant to the Merger Agreement; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business.

We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including the following:

•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, it may be negatively impacted because of a failure to complete the Merger within the expected timeframe or at all;
•investor and consumer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, investors and other business partners may be adversely impacted, and we may be unable to retain key personnel;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger and the transactions contemplated by the Merger, for which we may receive little or no benefit if the Merger and the transactions contemplated by the Merger are not completed. Many of these fees and costs will be payable by us even if the Merger and the transactions contemplated by the Merger are not completed and may relate to activities that we would not have undertaken other than to complete the Merger; and
•failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our purchases of our outstanding Public Common Stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 2023	—	$—	—	$—
February 2023	1,098	$81.43	—	$—
March 2023	—	$—	—	$—
	1,098	$81.43	—	$—

(1) Shares of Public Common Stock we purchased between January 1, 2023 and March 31, 2023 were solely for the cancellation of shares of stock withheld for related tax obligations.

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

2.4#++	(13)	Earn-Out Amendment and Settlement Agreement, dated as of March 31, 2023, by and among Heska Corporation, Heska GmbH, F2 Beteiliguns GmbH & Co. KG, F3P GmbH, Mr. Ingo Fraedrich and Mr. Thomas Fraedrich
2.5#++	(12)	Agreement and Plan of Merger dated September 9, 2022 by and among Heska Corporation, Mbio Merger Sub, Inc., Mbio Diagnostics, Inc. and Shareholder Representative Services LLC
2.6#	(12)	Amendment No. 1 to Agreement and Plan of Merger dated October 24, 2022 by and among Heska Corporation, Mbio Merger Sub, Inc., Mbio Diagnostics, Inc. and Shareholder Representative Services LLC
2.7	(13)
Agreement and Plan of Merger, dated as of March 31, 2023, by and among Heska Corporation, Antech Diagnostics, Inc., Helsinki Merger Sub LLC and, solely for purpose of Section 9.15 of the Merger Agreement, Mars, Incorporated

3.1	(3)	Restated Certificate of Incorporation of the Registrant.
3.2	(3)	Certificate of Amendment to Restated Certificate of Incorporation of Registrant.
3.3	(3)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.6	(6)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.7	(7)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.8	(8)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.9	(11)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of Registrant.
3.10	(9)	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock.
3.11	(10)	Amended and Restated Bylaws of the Registrant, as amended.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.
104.0		Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Notes
*	Furnished and not filed herewith.
**	Indicates management contract or compensatory plan or arrangement.
++	Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.
(1)	Filed with the Registrant's Form 10-K for the year ended December 31, 2019.
(2)	Filed with the Registrant's Form 8-K on April 1, 2020.
(3)	Filed with the Registrant's Form 10-K for the year ended December 31, 2012.
(4)	Filed with the Registrant's Form 10-K for the year ended December 31, 2016.
(5)	Filed with the Registrant's Form 10-Q for the quarter ended March 31, 2017.
(6)	Filed with the Registrant's Form 8-K on May 9, 2018.
(7)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(8)	Filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2020.
(9)	Filed with the Registrant’s Form 8-K on April 1, 2020.
(10)	Filed with the Registrant's Form 10-Q for the quarter ended June 30, 2019.
(11)	Filed with the Registrant’s S-3 on February 16, 2022, File Number 333-262795.
(12)	Filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2022.
(13)	Filed with the Registrant’s Form 8-K on April 3, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2023.

HESKA CORPORATION

By: /s/ KEVIN S. WILSON Kevin S. Wilson Chief Executive Officer and President (Principal Executive Officer)
By: /s/ CATHERINE GRASSMAN Catherine Grassman Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)